Form 10-K
period 2008-12-31
ROYAL STYLE DESIGN INC.
filed 2009-03-19
CIK 1451775

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30563

ROYAL STYLE DESIGN, INC.
(Exact name of Registrant as Specified in Its Charter)

Florida	74-3184267

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2561 Forsythe Road, Unit D, Orlando, FL (Address of principal executive offices)	32807 (Zip Code)

Registrant’s Telephone Number, including area code:    (407) 758-6801

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.   ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $NA.

Number of shares of Common Stock outstanding as of March 13, 2009: 4,500,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

ii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

Background

Royal Style Design, Inc. (“we”, “us”, the “Company” or “Royal Style Design”) was incorporated in the State of Florida on July 7, 2006.  We specialize in customized surface installation solutions for floors, walls and other parts of the home using wood, glass, stone and ceramic tile in custom designed homes throughout central Florida. We have one current project in the Bahamas. Our business is not seasonal.

Since 2006, Royal Style Design has supplied tile, stone and wood surface installation services for new homes and homes being remodeled in the Central Florida area.  Our principals, Nikolay Lobachev, our President and Chief Executive Officer, Dmitry Terikov, our Chief Operating Officer, and Ivan Sorokoumov, our Chief Financial Officer, have been working together as a team over the past seven years developing expertise and a broad experience in our business.

Our management travels regularly to Europe in order to keep up with the most up to date products and design styles, with the goal of being able to create designs that capture the styles, personalities and needs of the homeowner, with an emphasis on classic European design. We review the specific needs of our client and, based on those needs, recommend the best way to achieve for the client a one-of-a-kind design.

Services Provided by Our Company

We are a custom tile and stone installation company that specializes in ceramic, porcelain, marble, pavers and natural stone installation in existing structures for ceilings, bathrooms, walls, floors, kitchen counters, stairways, outside terraces and pool moldings.  Most of the work we do is stonework on floors and walls. We also remodel kitchens (not including building or remodeling cabinets), showers and baths, and install wood and laminate flooring.

We do not build homes or additions, or install terraces or pools, or do structural work, but we do our surface installation in different materials in homes that have been constructed. We have started working in commercial buildings, mostly floors and walls.

We serve a diverse range of residential clients and builders; most of our clients are builders, which accounted for approximately 95% of our revenues in 2007.  We do not have any governmental clients. We use professionals with whom we work regularly to assist in the design and installation processes. We have eight sub-contractor companies with which we work regularly, and each of these companies has approximately three to six employees.  No one builder accounted for more than 25% of our revenues in 2007; our five largest customers accounted for approximately 65% of our revenues in 2007.

Most of our business comes from referrals from our satisfied customers.

Sources of Materials for Our Installation Services

We obtain tiles, stone, pavers, marble, porcelain and wood from a number of different local sources, including the large home remodeling and supply stores, The Home Depot and Lowes.  Our installation material supplies are readily available from a large number of sources.

Payments for Services at our Company

We provide a written estimate for services requested by a client. After the client agrees to the estimate, we commence working on their project.  All but approximately ten percent of our clients’ projects require multiple surface installations.  We bill as each stage of the installation is completed, and our invoices are due within two weeks of receipt.

Insurance

We carry general liability insurance with coverage of $1,000,000 for each occurrence, $1,000,000 personal injury insurance, and $2,000,000 in the aggregate, in addition to workers compensation and employers liability insurance and commercial vehicle insurance for three pickup trucks owned by the Company.

Competition

We experience competition from other installation and remodeling companies and individual subcontractors.  While there is significant competition, we have concentrated on providing better services to our clients.  Our niche market is maintained through customized products and services.

There are approximately 40 tile installation companies in the Orlando area, but there are only five that we consider able to provide similar installation services based on both quality and cost.  We believe that two of these five competitors are significantly larger than us.

Governmental Regulation

We are subject to the State of Florida Workers Compensation laws and carry workers compensation insurance.  We have a business license issued by the City of Altamonte Springs, Florida.

Our Market Strategy

We primarily rely on word of mouth referrals for new business. However, we also advertise in the “Orlando” magazine, participate in Central Florida builders competitions, such as the “Street of Dreams”, use door-to-door flyers and have telephone directory listings. We have a corporate website that briefly describes our company’s services.  Information on our website is not a part of or incorporated in this registration statement.

Employees

We currently have six employees, our President and CEO, our Chief Operating Officer, our Chief Financial Officer and three installers.

Item 1A. Risk Factors.

Our business is subject to numerous risk factors, including the following:

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL COMPANY.

We were incorporated in Florida on July 7, 2006.  We have a limited amount of assets or financial resources. The likelihood of our success must be considered in light of the expenses and difficulties in marketing our services to our clients. Since we have a limited operating history of marketing our services to the public, we may not be able to continue to operate profitably or to grow our business.

OUR LABOR COSTS MAY INCREASE WITH A POTENTIAL SHORTAGE OF QUALIFIED PERSONNEL.

Labor costs accounted for approximately 64% of the operating expenses in the year ended December 31, 2007. We compete with other construction companies to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees.  If a shortage of construction workers occurred in the region in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

THE NATURE OF OUR CONSTRUCTION BUSINESS EXPOSES US TO POTENTIAL LIABILITY CLAIMS AND CONTRACT DISPUTES WHICH MAY REDUCE OUR PROFITS.

Although we have not been party to any legal claims against us, we may in future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. If it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

LOSS OF ANY ONE OF OUR LARGER CUSTOMERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our five largest customers accounted for approximately 65% of our revenues in 2007. Loss of one of these larger customers could materially adversely affect our business and results of operations.

WE ARE VULNERABLE TO THE CYCLICAL NATURE OF THE CONSTRUCTION BUSINESS.

The housing market in Florida, in many areas, is exhibiting declines in prices and the volume of home sales. This decline in the Florida real estate market may adversely affect the demand for our services. As a result of real estate market conditions, our operating results may vary, depending upon the demand for future projects in the housing markets we serve.

INTENSE COMPETITION IN THE ENGINEERING AND CONSTRUCTION INDUSTRY COULD REDUCE OUR MARKET SHARE AND PROFITS.

We serve markets that are highly competitive and in which a large number of installation and remodeling companies compete. Competition will also place downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to grow our company with acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

IF WE EXPERIENCE DELAYS AND/OR DEFAULTS IN CUSTOMER PAYMENTS, WE COULD SUFFER LIQUIDITY PROBLEMS OR WE COULD BE UNABLE TO RECOVER ALL EXPENDITURES.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.

WE COULD FACE LIMITATIONS ON OUR ABILITY TO ACCESS THE CAPITAL MARKETS.

Although we have no plans at this time to access the capital markets to raise funds through the sale of equity or debt securities, our ability to access the capital markets would be subject to various factors, including general economic and/or financial market conditions. The current conditions of the financial markets have adversely affected the availability of credit and liquidity resources and our access to capital markets is more limited until stability re-emerges in these markets.

OUR COMPANY IS PRIVATELY HELD AND THERE IS NO MARKET FOR OUR COMMON STOCK.

There is currently no public market for our common stock, and there can be no assurance that an active market will develop or, if one does develop, that it will be sustained.  Transfers of our common stock must be made in strict accordance with all limitations upon transfer imposed by the Federal and applicable state securities laws. In order to ensure total compliance, we may require the opinion of counsel with respect to the applicability of such laws to a transfer.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

On July 1, 2007, we started leasing a 650 Sq. ft. warehouse located at 2561 Forsythe Road, Unit D, Orlando, Fl. 32807.  It is leased annually at $460.00 per month pursuant to a one year lease.  Approximately 120 sq. ft. is used as office space while the remaining space is used as a warehouse.

We are purchasing three Toyota pickup trucks, purchased in December 2006 and January 2007, and have outstanding loans for the purchase of these trucks with an aggregate principal balance of $71,152 as of December 31, 2008.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is not traded in any United States or foreign trading market. There are six holders of the Company’s common stock at December 1, 2008.

The Company has never paid a cash dividend on its common stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the expansion of the Company's business. The payment of dividends in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors.

The Company does not have, and has not at any time had in effect, any equity compensation plan.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2008	2007
Statement of operations data:
Net Sales	$432,839	$577,085
Net Earnings (Loss)	$(42,017)	$(2,920)

Balance sheet data:
Total assets	$127,944	$109,900
Current Liabilities	$64,082	$42,161
Long-term obligations	$47,674	$69,534

Item 7. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this prospectus.  This discussion and analysis contain forward−looking statements that involve risks, uncertainties and assumptions.  Actual results may differ materially from those anticipated in these forward−looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in this prospectus.

Overview

The Company was incorporated in the State of Florida on July 7, 2006.  We specialize in customized surface installation solutions for floors, walls and other parts of the home using wood, glass, stone and ceramic tile in custom designed homes throughout central Florida.

YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

Revenues
Revenues for the years ended December 31, 2008 and December 31, 2007 were $432,839 and $557,085, respectively.

Cost of Sales
Cost of sales for the years ended December 31, 2008 and December 31, 2007 were $305,391 and $428,046, respectively.

In 2008 the officers of the company took dividends totaling in the amount of $99,255.
In 2007 the officers of the company took dividends totaling in the amount of $159,348.

Income from Operations

During the year ended December 31, 2008, we incurred a net loss of $42,017, as compared with net loss of $2,920, for 2007, the decreased income being primarily attributable to an increase in general and administrative expenses from approximately $167,802 in 2008 to $129,827 in 2007, and a decrease in net sales from $432,839 for the year ended December 31, 2008, to $557,085 for the year ended December 31, 2007, coupled with a decrease in cost of sales from $305,391 in 2008 to $428,046 in 2007.
The 23% decrease in sales for the year ended December 31, 2008, was primarily due to a decrease in new home sales, used home remodeling and construction markets.  We also had a decrease in the cost of sales, but this decrease was proportionate to the decrease in gross sales.  Our increase in general and administrative expenses in 2008 is attributable to many factors that were not present in the previous year including legal expenses of $7,666, accounting and auditing expenses involved with the filing of a registration statement with the Securities and Exchange Commission of $39,411. We also had an additional expense for stock issued to consultants for services of $13,808.

For the year ended December 31, 2008, we incurred an overall decrease in net income due to a substantial increase in general and administrative expenses as compared to the overall increase in gross sales.  The decrease in sales was primarily due to a decrease in sales of the housing market in our area of operation, a decrease in new home building and used home remodeling construction and a decrease in commercial construction, resulting in part from a decrease in bank lending, an increase in the bank loan interest rates which decreased new mortgages and the ability for current homeowners to finance remodeling.  The construction slowdown also increased the number of local companies available to compete for jobs as well as decreased the profit margins of companies trying to compete in the declining market.

Liquidity and Capital Resources

We had working capital deficit of $16,912 and stockholders' equity in the amount of $89,105 at December 31, 2008.

We have three outstanding loans for company trucks of which total outstanding balance of $71,152 was owed as of December 31, 2008, and payments totaling $1,917 per month are as follows: for the 2006 Toyota Tundra purchased in December 2006 the monthly payment is $626.95 monthly payment for a 60 month term; for the 2006 Toyota Tundra purchased in December 2006 the monthly payment is $626.95 monthly payment for a 60 month term; and for the 2006 Toyota Tundra purchased in January 2007 the monthly payment is $642.54 for a 66 month term.

Currently our only sources of liquidity are from our service revenues.  At present time we have no other sources of cash other than from our operations.  To increase our cash on hand we would have to increase our service revenue or cut our expenses.

Presently we have no external sources of liquidity.

We estimate that we will require additional capital in an amount of $50,000 or greater to ensure that our business will operate profitably and be able to expand in the current housing environment in Florida.  Additional capital would be used to increase our marketing efforts to developers, builders and construction companies similar to those with which we work now.  It would also be used to increase the geographic range of our current advertising campaigns by producing more marketing materials such as the brochures which we currently use and possibly targeted direct mail.  Additional capital could also be used to purchase construction vehicles and/or equipment enabling us to increase the number and scope of projects we work on.

Off−Balance Sheet Arrangements

We have not entered into any off−balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets and liabilities.

Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements.
Note 1 to our audited Financial Statements included in this Registration Statement discusses of the most significant policies we apply, or intend to apply, in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America.

The principal accounting policy potentially subject to change as a result of our business operations is that relating to the treatment of our receivables and the related allowance for doubtful accounts that would be shown on our balance sheet. Our allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and the financial ability of its customers.  The Company believes that no allowance for doubtful accounts is necessary at December 31, 2007 and 2006, nor at September 30, 2008. However, in the future we may have to make provision for an allowance for doubtful accounts depending on the financial strength of the customers that owe us payments, as well as our estimate of economic conditions generally in the areas where we operate.

New Financial Accounting Standards

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) providing companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141 (R)”) “Business Combinations”, which replaces SFAS 141 “Business Combinations”.  This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will implement this Statement in 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Risk – Our raw material costs for our installations, in the normal course of business, could be affected by increased commodity prices for tile, stone, wood and other materials that we use.

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Item 8. Financial Statements and Supplementary Data.

ROYAL STYLE DESIGN, INC.
FINANCIAL STATEMENTS
December 31, 2008 and 2007

TABLE OF CONTENTS

Ten Industrial Way East, Suite 2, Eatontown, NJ 07724 (732) 544-8111 Fax (732) 544-8788 E-mail: tax @wgpc.net
Wiener, Goodman & Company, P.C.
Certified Public Accountants & Consultants

Memberships SEC Practice Section of AICPA PCPS of AICPA American Institute of CPA New Jersey Society of CPA	Joel Wiener, CPA Gerald Goodman. CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Royal Style Design, Inc.
Altamonte Springs, FL 32701

We have audited the accompanying balance sheet of Royal Style Design, Inc. (collectively, the "Company") as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Wiener, Goodman & Company, P.C.
Eatontown, New Jersey

March 13, 2009

ROYAL STYLE DESIGN, INC.
BALANCE SHEET
	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$858	$12,070
Accounts receivable	14,738	9,149
Prepaid expenses	46,192	-

Total Current Assets	61,788	21,219

Property and equipment-net	65,731	88,256

Other assets	425	425

Total Assets	$127,944	$109,900

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$11,770	$20,071
Accrued expenses	28,834	2,532
Current portion of long-term debt	23,478	19,558
Total Current Liabilities	64,082	42,161

Long-term Liabilities:
Long-term debt - less current portion above	47,674	69,534
Total Liabilities	111,756	111,695

Stockholders' Equity (Deficiency):
Preferred Stock, $.001 par value; authorized
10,000,000 shares; 0 shares issued and outstanding at December 31, 2008 and 2007, respectively
Common Stock, $.001 par value; authorized
100,000,000 shares; 4,500,000 and 3,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	4,500	3,000
Additional paid-in capital	56,625	(1,875)

Deficit	(44,937)	(2,920)
Total Stockholders' Equity (Deficiency)	16,188	(1,795)
Total Liabilities and
Stockholders' Equity (Deficiency)	$127,944	$109,900

See Notes to Consolidated Financial Statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF OPERATIONS

	Years ended
	December 31,
	2008	2007

Net sales:
Revenue	$432,839	$557,085

Cost and expenses:
Cost of Sales (exclusive of depreciation	305,391	428,046
and amortization shown separately below)
General and administrative	145,275	107,630
Depreciation and amoritization expense	22,527	22,197
	473,193	557,873

Loss from operations	(40,354)	(788)

Interest expense	1,946	2,132
Interest income	(283)	-
	1,663	2,132

Net loss before provision for income taxes	(42,017)	(2,920)

Provision for income taxes	-	-

Net loss	$(42,017)	$(2,920)

Loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common stock shares
outstanding - basic and diluted	3,341,096	3,000,000

See Notes to Consolidated Financial Statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

			Additional
	Number of		Paid-in	Retained Earnings
	Common Shares	Common Stock	Capital	(Deficit)	Total

Balance, January 1, 2007	3,000,000	$3,000	$(2,700)	$825	$1,125
Undistributing earnings of S Corporation
reclassified to paid in capital			825	(825)
Net loss	-	-	-	(2,920)	(2,920)

Balance, December 31, 2007	3,000,000	3,000	(1,875)	(2,920)	(1,795)

Common stock issued for consulting	1,500,000	1,500	58,500	-	60,000
services (value of the consideration
received)

Net loss	-	-	-	(42,017)	(42,017)

Balance, December 31, 2008	4,500,000	$4,500	$56,625	$(44,937)	$16,188

See Notes to Consolidated Financial Statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF CASH FLOWS

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(42,017)	$(2,920)
Adjustments to reconcile net cash
provided by operating activities:
Depreciation and amortization	22,526	22,197
Non - cash compensation	13,808	-
Changes in operating assets and
liabilities:
Increase in accounts receivable	(5,589)	(5,149)
Increase in other assets	-	(425)
Increase in accounts payable and accrued expenses	18,001	19,651

Net cash provided by operating
activities	6,729	33,354

Cash flows from investing activities:
Purchase of property and equipment	-	(2,479)

Cash flows from financing activities:
Repayment of debt	(17,941)	(19,781)

Net (decrease) increase in cash	(11,212)	11,094
Cash-beginning of year	12,070	976

Cash-end of year	$858	$12,070

Supplementary information:
Cash paid during the year for:
Interest	$1,946	$2,132
Income taxes	$-	$-

Non-Cash Financing Activities:
Issuance of common stock for services	$60,000	-

See Notes to Consolidated Financial Statements

ROYAL STYLE DESIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Organization

Royal Style Design, Inc. (the “Company” or “Royal Style Design”) was incorporated in the State of Florida in July, 2006.  Royal Style Design specializes in customized solutions and installations in stone and tile in customized design homes in Central Florida.

Significant Accounting Policies

Principles of Preparation of Financial Statements

The financial statements of the Company are prepared using the accrual method of accounting.

Use of Estimates

The preparation of the financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Examples include estimates of costs to complete performance contracts, income tax exposures and valuation allowances.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB No. 104"). Revenue is recognized as each stage is completed, based upon a percentage of the projected costs.  There are no customer acceptance provisions in our sales contracts. The majority of the Company’s revenue has been received from developers.

Receivables

Receivables are recorded when invoices are issued and are presented in the balance sheet net of allowances for doubtful accounts.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and the financial ability of its customers.  The Company believes that no allowance for doubtful accounts is necessary at December 31, 2008 and 2007.

Cost of Sales

Included in cost of sales are subcontractors, payroll, payroll taxes, workman compensation insurance and materials.

General and Administrative Expenses

Included in general and administrative expenses are payroll, automobile expenses, insurance, telephone, professional fees, office expenses and other minor miscellaneous expenses.

Depreciation

Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. For income tax purposes, depreciation is recorded using accelerated methods of cost recovery over statutory recovery periods.
Depreciable
Asset	Lives

Vehicles	5 years

Office equipment	5 years

Income Taxes

Prior to January 1, 2007, the Company was an “S” Corporation, as defined by the Internal Revenue Service Code Section and, accordingly, any income or losses would flow directly to the stockholders.

The undistributed earnings of the S Corporation prior to January 1, 2007 have been reclassified to additional paid in capital.

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for machinery and equipment and the carry forward of net operating losses.

Evaluation of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."  If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company's cash and cash equivalents are concentrated primarily in one bank in the United States.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institution that holds the Company financial instrument is financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

The Company grants credit to customers based on an evaluation of the customer’s financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company controls its exposure to credit risk due to normally dealing with the same contractors and receiving payment for materials prior to completion of the services.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. For the years ended December 31, 2008 and 2007, there were no potential shares outstanding.

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not have a material impact on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  EITF Issue No. 07-3 did not impact the Company’s financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and does not believe it will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

2.             PROPERTY and EQUIPMENT

	December 31,
	2008	2007

Office equipment	$2,479	$2,479
Vehicles	110,146	110,146
	112,625	112,625
Less: accumulated depreciation	46,894	24,369
	$65,731	88,256

Depreciation expense for the years ended December 31, 2008 and 2007 was $22,526 and $22,197, respectively.

3.             DEBT

Long-term debt consisted of the following:

	December 31,
	2008	2007
Automobile loan, due to Southeast Toyota,
no interest and monthly payment of $637
This note matures December 2011	$23,203	$29,549

Automobile loan, due to Southeast Toyota,
no interest and monthly payment of $637
This note matures December 2011	22,577	30,169

Automobile loan, due to SunTrust Bank,
interest of 7.11% per annum, monthly payment
of $643
This note matures July 2012	25,372	29,374
	71,152	89,092

Less: Current portion	(23,478)	(19,558)
	$47,674	$69,534

Future minimum payments:	Year Ending December 31,
	2009	$23,035
	2010	21,690
	2011	22,178
	2012	4,249
		$71,152

Interest expense for the years ended December 31, 2008 and 2007 amounted to $1,946 and $2,132, respectively.

4.             COMMON STOCK

The Articles of Incorporation of the Company as originally filed on July 7, 2006 provided for authorized capital stock of 100 shares of common stock, par value $.10 per share.  On July 10, 2006, the Company issued one share of common stock to each of the three founding stockholders.  Effective September 2008, the Company amended its articles of incorporation to increase the number of authorized common stock to 100,000,000 shares of common stock, par value $.001 per share; to authorize a new class of preferred stock, par value $.001 per share; and to change each of the three outstanding shares of common stock, par value $.10 per share, into 1,000,000 shares of common stock, par value $.001 per share.  All share and per share information have been revised to give retroactive effect to the stock split.

On October 9, 2008, the Company issued 500,000 shares of common stock valued at $20,000 (the fair value of the consideration received) to Alexander Sorokoumov, the father of Ivan Sorokoumov, Chief Financial Officer, for consulting services to be performed in the area of business growth and development.  The term for the consulting services is for a period of one year, and the expense for the year ended December 31, 2008 was $4,603.

On October 9, 2008, the Company issued 500,000 shares of common stock valued at $20,000 (the fair value of the consideration received) to each Nikolaj Uraev and Iossif Yenikeyev for consulting services to be performed in the area of business growth and development.  The term for the consulting services is for a period of one year, and the expense for the year ended December 31, 2008 was $9,025.

5.             INCOME TAXES

The Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	For the Years Ended
	December 31,
	2008	2007
Benefits computed at the	$(14,706)	$(1,022)
statutory rate
State and local income taxes, net of	-	-
federal benefit
Effect of unused operating losses	14,706	1,022
	$-	$-

At December 31, 2008, the Company has a net operating loss carry forward of approximately $45,000 which expires in various years though 2020. Deferred income taxes reflect the impact of the net operating loss carry forwards. In recognition of the uncertainty regarding the ultimate amount of tax benefits to be derived from the Company’s net operating loss carry forwards, the Company has recorded a valuation allowance for the entire amount of the deferred asset.

6.             Major Customers

The Company had sales in excess of ten percent of sales to three customers in 2008 and four customers in 2007. The amount and percentages of the company sales to these customers in each year were $123,324 (28%), $82,209 (19%) and $67,995 (16%) in 2008 and $115,655 (21%), $109,408 (20%), $96,044 (17%) and $82,509 (15%) in 2007.  Management believes that the loss of such customers could have a material adverse effect on the Company result of operation, financial position and cash flow.

7.          Commitments and Contingencies

The Company conducts its operations from a leased property in Florida.  The lease requires the Company to pay certain executive costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows:

Years Ending
December 31,	Amount
2009	$5,520
2010	5,520
$11,040

Total rent expense was approximately $5,520 and $3,819 for the years ended December 31, 2008 and December 31, 2007, respectively.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and  financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2008, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

We have three officers and directors as follows:

Name	Age	Positions and Offices Held

Nikolay Lobachev	27	President, Chief Executive Officer and Director

Ivan Sorokoumov	26	Chief Financial Officer and Director

Dmitry Terikov	26	Chief Operating Officer, Secretary and Director

Our Officer and Directors:

Nikolay Lobachev

Mr. Nikolay Lobachev, 27, graduated from Moscow State Open University in Russia with a Bachelors Degree in Law.  He is currently the President, Chief Executive Officer and a director of the Company.  He has held these positions since July 2006, when he became one of the three original founding shareholders of the Company, and from March 2005 to July 2006 operated an installation and remodeling business in the Orlando area, which was the predecessor business to the Company’s business.  From August 2004 to March 2005 Mr. Lobachev worked as a manager for Daynova LLC, a construction company located in Orlando, Florida.  Prior to that Mr. Lobachev was as a consultant for Garant Ltd., a legal advice office in Moscow, Russia from June 2001 to May 2003.  He is also bilingual, speaking fluent Russian and English.

Ivan Sorokoumov

Mr. Ivan Sorokoumov, 26, is presently the Chief Financial Officer and a director of the Company.  He has been a director of the Company since July, 2006 when he became one of the three original founding shareholders of the Company, and from March 2005 to July 2006 worked with an installation and remodeling business that was the predecessor business to the Company’s business.  From August 2004 to March 2005 Mr. Sorokoumov was the CEO and Co-owner of Daynova LLC, a construction company located in Orlando, Florida.  From June 2001, Mr. Sorokoumov worked as a Design Administrator for Air Flow Design Inc., also located in Orlando, Florida. He resigned from that position in August 2003.  From 1999 until 2001 Mr. Sorokoumov attended Zaoksky Adventist University located in Zaoksky, Russia. His major areas of study were accounting and economics.  He is fluent in both Russian and English.

Dmitry Terikov

Mr. Dmitry Terikov, 26, is presently the Chief Operating Officer and a director of the Company.  He has been a director of the Company since July, 2006 when he became one of the three original founding shareholders of the Company, and from March 2005 to July 2006 worked with an installation and remodeling business that was the predecessor business to the Company’s business. From August 2004 to March 2005 Mr. Terikov worked as project manager for Daynova LLC, a construction company located in Orlando, Florida.  From August 2000 until March 2002 Mr. Terikov was the General Manager of Silikat Ltd, a brick and paver factory located in Zaoksky, Russia.  In June 1997, Mr. Terikov was a director for Luch Ltd, a commercial property development company located in Krasnodar, Russia.  He resigned from that position in August 2000.  From 2000 until 2002 Mr. Terikov attended Zaoksky Adventist University located in Zaoksky, Russia.  He received honors while studying for his Major in Business Administration.  He is fluent in both Russian and English.

EMPLOYMENT AGREEMENTS

At this time, we have no employment agreements in effect with any of our executives or employees.

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our Board of Directors performs the functions usually designated to an Audit Committee.

CODE OF CONDUCT

We are reviewing a corporate code of conduct and a corporate disclosure policy, which will provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. Our corporate code of conduct will include a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading, company confidential information, and behavior with honesty and integrity. Our corporate disclosure policy includes guidelines for publicly disseminating financial and other material developments to the investing public.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company.  Copies of these filings must be furnished to the Company.

Mr. Nikolay Lovachev, our President, Chief Executive Officer and director, Mr. Ivan Sorokoumov, our Chief Financial Officer and director, our Chief Operating Officer and director were required to file Form 3’s on February 18, 2009.  Such forms will be filed shortly.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compens- ation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings	All Other Compen- sation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Nikolay Lobachev, President and Chief Executive Officer	2007	$64,432							$64,432
	2008	$33,085							$33,085
Ivan Sorokoumov, Chief Financial Officer	2007	$61,904							$61,904
	2008	$33,085							$33,085
Dmitry Terikov, Chief Operating Officer	2007	$81,012							$81,012
	2008	$33,085							$33,085

The Company has no stock option or other executive compensation plans.

The Company does not compensate its three directors separately for services performed in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 1, 2008, each person known by us to be the beneficial owner of five percent or more of the Company's voting Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. At December 1, 2008, 4,500,000 shares of common stock were issued and outstanding.

Name	Number of Shares Owned Beneficially	Ownership Percentage of Class
Nikolay Lobachev 470 Majestic Way Altamonte Springs, FL 32714	1,000,000	22.2%

Dmitry Terikov 324 Spring Leap Circle Winter Garden, FL 34787	1,000,000	22.2%

Ivan Sorokoumov 573 Setting Sun Drive Winter Garden, FL 34787	1,000,000	22.2%

Alexander Sorokoumov 1240 Winter Garden Vineland Road. #W1 Winter Garden, FL 34787	500,000	11.1%

Nikolaj Uraev 32 Amirkhana Prospect, Apt. 63 Kazan, Republic of Tatarstan 420132	500,000	11.1%

Iossif Yenikeyev 375 Palm Springs Dr., #1116 Altamonte Springs, FL 32701	500,000	11.1%

All Officers and Directors as a Group (3 persons)	3,000,000	66.6%

The Articles of Incorporation of the Company as originally filed on July 7, 2006 provided for authorized capital stock of 100 shares of common stock, par value $.10 per shares.  On July 10, 2006, the Company issued one share of common stock to each of the three founding stockholders.  Effective October 9, 2008, the Company amended its articles of incorporation to increase the number of authorized common stock to 100,000,000 shares of common stock, par value $.001 per share; to authorize a new class of preferred stock, par value $.001 per share; and to change each of the three outstanding shares of common stock, par value $.10 per share, into 1,000,000 shares of common stock, par value $.001 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On June 10, 2006, the Company issued one share each to Nikolay Lobochev, Ivan Sorokoumov and Dmitry Terikov, the founders of the Company for nominal stated consideration.  Effective October 9, 2008, the Company amended its articles of incorporation to increase the number of authorized common stock to 100,000,000 shares of common stock, par value $.001 per share; to authorize a new class of preferred stock, par value $.001 per share; and to change each of the three outstanding shares of common stock, par value $.10 per share, into 1,000,000 shares of common stock, par value $.001 per share.  On October 9, 2008, the Company issued 500,000 shares of common stock to Alexander Sorokoumov, the father of Ivan Sorokoumov, Chief Financial Officer, for consulting services to be performed in the area of business growth and development.

Director Independence

All of our directors are employees and would not be classified as “independent” under the rules of the Securities and Exchange Commission.

Item 14.  Principal Accountant Fees and Services

(1) Aggregate fees for the last two years:

	2008	2007
	----	----
	$23,671	$10,000

(2) Audit related fees:	2008	2007
	----	----
	$23,671	$10,000

(3) Tax fees:
	2008	2007
	----	----
	$-0-	$-0-

(4) All other fees: NA

(5) Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees: NA

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation, filed July 7, 2006
3.1a*	Amendment to Articles of Incorporation, filed October 9, 2008
3.2*	By-Laws
10.1*	Form of Customer Estimate.
10.2*	Lease Agreement dated September 1, 2008, between the Company and Marlon Industrial Park.

* Previously filed.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL STYLE DESIGN, INC.

Dated: March 19, 2009

	By:	/s/ Nikolay Lobachev
Nikolay Lobachev, President, Chief
Executive Officer and Director

	By:	/s/ Ivan Sorokoumov
Ivan Sorokoumov
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on  March 19, 2009.

By:	/s/ Nikolay Lobachev
Nikolay Lobachev, President, Chief Executive Officer and Director

By:	/s/ Ivan Sorokoumov
Ivan Sorokoumov, Chief Financial Officer and Director

By:	/s/ Dmitry Terikov
Dmitry Terikov, Chief Operating Officer and Director