Form 10-Q
period 2009-03-31
ROYAL STYLE DESIGN INC.
filed 2009-05-13
CIK 1451775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-53524

ROYAL STYLE DESIGN, INC..
(Exact Name of Registrant as Specified in Its Charter)

Florida		74-3184267
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2561 Forsythe Road, Unit D, Orlando, FL		32807
(Address of principal executive offices)		(Zip Code)

(407) 758-6801
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

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

The number of shares outstanding the issuer's common stock, par value $.001 per share, was 6,500,000 as of May 1, 2009.

Royal Style Design, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of March 31, 2009 and December 31, 2008 (unaudited)	2

	Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	3

	Statement of Stockholders' Equity (Deficiency) for the Period Ended March 31, 2009 (Unaudited)	4

	Statement of Cash Flows for the Three Months Ended March 31, 2009 and 2008	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	14

Signatures		15

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ending December 31, 2008.

The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ROYAL STYLE DESIGN, INC.
BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash	$2,502	$858
Accounts receivable	20,280	14,738
Prepaid expenses	31,397	46,192

Total Current Assets	54,179	61,788

Property and equipment-net	60,100	65,731

Other assets	425	425

Total Assets	$114,703	$127,944

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$60,473	$11,770
Accrued expenses	1,195	28,834
Current portion of long-term debt	21,534	23,478

Total Current Liabilities	83,202	64,082

Long-term Liabilities:
Long-term debt - less current portion above	45,438	47,674

Total Liabilities	128,640	111,756

Stockholders' Equity (Deficiency):
Preferred Stock, $.001 par value; authorized
10,000,000 shares;
0 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	-	-
Common Stock, $.001 par value; authorized
100,000,000 shares;
4,500,000 shares issued and outstanding at
March 31, 2009 and December 31, 2008, respectively	4,500	4,500
Additional paid-in capital	56,625	56,625

Deficit	(75,062)	(44,937)

Total Stockholders' Equity (Deficiency)	(13,937)	16,188

Total Liabilities and
Stockholders' Equity (Deficiency)	$114,703	$127,944

See Notes to Unaudited Financial Statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales:
Revenue	$102,178	$47,212

Cost and expenses:
Cost of Sales (exclusive of depreciation	85,456	28,857
and amortization shown separately below)
General and administrative	40,745	16,522
Depreciation and amoritization expense	5,631	5,631
	131,832	51,010

Loss from operations	(29,654)	(3,799)

Interest expense	470	525
Interest income	-	(233)
	470	292

Net loss before provision for income taxes	(30,125)	(4,091)

Provision for income taxes	-	-

Net loss	$(30,125)	$(4,091)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common stock shares
outstanding - basic and diluted	4,500,000	3,341,096

See Notes to Unaudited Financial Statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

			Additional Paid-in Capital
	Number of			Retained Earnings
	Common Shares	Common Stock		(Deficit)	Total

Balance, January 1, 2008	3,000,000	$3,000	$(1,875)	$(2,920)	$(1,795)
Common stock issued for consulting
services (value of the consideration	1,500,000	1,500.00	58,500	-	60,000.00
received)
Net loss	-	-	-	(42,017)	(42,017)

Balance, December 31, 2008	4,500,000	4,500	56,625	(44,937)	16,188

Net loss	-	-	-	(30,125)	(30,125)

Balance, March 31, 2009	4,500,000	$4,500	$56,625	$(75,062)	$(13,937)

See Notes to Unaudited Financial Statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(30,125)	$(4,091)
Adjustments to reconcile net cash
provided by operating activities:
Depreciation and amortization	5,632	5,631
Non - cash compensation	14,795	-
Changes in operating assets and
liabilities:
(Increase) decrease in accounts receivable	(5,542)	9,149
Increase (decrease) in accounts payable and accrued expenses	21,063	(9,750)

Net cash provided by operating
activities	5,823	940

Cash flows from investing activities:
Purchase of property and equipment	-	-

Cash flows from financing activities:
Repayment of debt	(4,179)	(3,805)

Net (decrease) increase in cash	1,644	(2,866)
Cash-beginning of period	858	12,070

Cash-end of period	$2,502	$9,204

Supplementary information:
Cash paid during the year for:
Interest	$470	$525
Income taxes	$-	$-

See Notes to Unaudited Financial Statements

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2009

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of March 31, 2009 and the statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by Royal Style Design, Inc. (the “Company” or “Royal Style Design”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.  The information for the balance sheet as of December 31, 2008 was derived from audited financial statements.

Organization

Royal Style Design, Inc. was incorporated in the State of Florida in July, 2006.  Royal Style Design specializes in customized solutions and installations in stone and tile in customized design homes in Central Florida.

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB No. 104"). Revenue is recognized as each stage is completed, based upon a percentage of the projected Costs.  There are no customer acceptance provisions in our sales contracts. The majority of the company revenue has been received from developers.

Receivables

Receivables are recorded when invoices are issued and are presented in the balance sheet net of allowances for doubtful accounts.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and the financial ability of its customers.  The Company believes that no allowance for doubtful accounts is necessary at March 31, 2009 and December 31, 2008.

Cost of Sales

Included in cost of sales are subcontractors, workmen’s compensation insurance and materials.

General and Administrative Expenses

Included in general and administrative expenses are payroll & payroll taxes, automobile expenses, insurance, telephone, professional fees, office expenses and other minor miscellaneous expenses.

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

The prinicipal items giving rise to deferred taxes are the use of accelerated depreciation methods for machinery and equipment and the carry forward of net operating losses.

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

Earnings Per Share

Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2009 and 2008, there were no potential shares outstanding.

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.     In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 5 for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company completed its implementation of SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Company completed its implementation of SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

2.	PROPERTY and EQUIPMENT

	March 31,	December 31,
	2009	2008

Office equipment	$2,479	$2,479
Vehicles	110,146	110,146
	112,625	112,625
Less: accumulated depreciation	52,526	46,894
	$60,099	$65,731

Depreciation expense for the three months ended March 31, 2009 and 2008 was $5,631 and $5,631, respectively.

3.	DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
Automobile loan, due to Southeast Toyota,
no interest and monthly payment of $637
This note matures December 2011	$21,341	$23,203

Automobile loan, due to Southeast Toyota,
no interest and monthly payment of $637
This note matures December 2011	21,342	22,577

Automobile loan, due to SunTrust Bank,
interest of 7.11% per annum, monthly payment
of $541
This note matures July 2012	24,289	25,372
	66,972	71,152

Less: Current portion	(21,534)	(23,478)
	$45,438	$47,674

Future minimum payments:	Year Ending December 31,
	2009	$ 16,151
	2010	21,534
	2011	21,534
	2012	7,753
		$ 66,972

Interest expense for the three months ended March 31, 2009 and 2008 amounted to $470 and $525, respectively.

4.	COMMON STOCK

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

On April 29, 2009, the Company closed a private placement offering of 2,000,000 shares of its common stock, and received gross proceeds of $100,000, which after expenses of approximately $2,700, will be used to fund operations.

5.	INCOME TAXES

The Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Revenues for the years ended December 31, 2008 were $432,839 and we incurred a net loss of $42,017.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008.

Revenues
Revenues for the three months ended March 31, 2009 and 2008 were $102,178 and $47,212, respectively.  Revenues increased by $54,966 or 116%.

Cost of Sales
Cost of sales for the three months ended March 31, 2009 and 2007 were $85,456 and $28,857, respectively.  Cost of sales increased by $56,599 or 196%.

Income from Operations
During the three months ended March 31, 2009, we incurred a net loss of $30,125, as compared with a net loss of $4,091 for the comparable period in 2008, the increased loss being primarily attributable to an increase in general and administrative expenses from approximately $16,522 in 2008 to $40,745 in 2009, an increase in sales from $47,212 for the three months ended March 31, 2008, to $102,178 for the three months ended March 31, 2009, coupled with an increase in cost of sales from $28,857 in 2008 to $85,456 in 2009, resulting in a decrease in net sales from $18,355 in 2008 to $16,722 in 2009, reflecting a reduction in our operating margin.

Our loss from operations in the three months ended March 31, 2009 was $29,654, as compared with $3,799 in 2008.

Our increase in general and administrative expenses in 2009 is attributable to many factors that were not present in the previous year including legal and accounting and auditing expenses involved with the filing of a registration statement with the Securities and Exchange Commission and compliance with Securities Exchange Act of 1934 reporting requirements.

Liquidity and Capital Resources

We had working capital deficit of $29,123 and stockholders' deficiency in the amount of $13,937 at March 31, 2009.

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

Previously our only sources of liquidity were from our service revenues.

On April 29, 2009, we closed a private placement offering of 2,000,000 shares of our common stock, and received gross proceeds of $100,000 which, after expenses of the offering of approximately $2,700, will be used to pay our outstanding accounts payable (approximately $78,000 total), as well as to increase our marketing efforts to developers, builders and construction companies similar to those with which we work now (approximately $500).  Approximately $1,500 would also be used to increase the geographic range of our current advertising campaigns by producing more marketing materials such as the brochures which we currently use and possibly targeted direct mail.  In addition, we plan to purchase a trailer for approximately $3,000 enabling us to increase the number and scope of projects we work on to increase our service revenue.  We believe that the additional capital so obtained for our business to operate profitably and be able to expand in the current housing environment in Florida.

Cash increased approximately $1,600 for the three months ended March 31, 2009.  The increase is primarily attributable to an increase of approximately $6,000 from operating activities (primarily an increase of approximately $16,000 in operating assets and liabilities, $15,000 in non-cash compensation expense offset by a net loss of approximately $30,000) offset, in part, to the payment of long-term debt of approximately $4,000.

Accounts receivable were $20,280 at March 31, 2009, as compared to $14,738 at December 31, 2008.  The increase is primarily due to slower payments by customers due to the current economic downturn.  Accounts payable and accrued expenses were $61,668 at March 31, 2009, as compared to $40,604 at December 31, 2008.  The increase is primarily due to a decrease in revenue and slower payments on accounts receivable.  The Company completed a private placement of approximately $100,000 in April 2009, to fund its current operations.

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

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.     In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 5 for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company completed its implementation of SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Company completed its implementation of SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4T.          CONTROLS AND PROCEDURES.

The Company's President and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  In their evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL STYLE DESIGN, INC.
(Registrant)

	By:	/s/ Nikolay Lobachev
Nikolai Lobachev,
Chief Executive Officer

Dated: May 13, 2009

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.