Form 10-Q
period 2009-06-30
ROYAL STYLE DESIGN INC.
filed 2009-08-13
CIK 1451775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _____________

Commission file number 000-53524

ROYAL STYLE DESIGN, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	74-3184267
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2561 Forsythe Road, Unit D, Orlando, FL	32807
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding the issuer's common stock, par value $.001 per share, was 6,500,000 as of August 1, 2009.

Royal Style Design, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of June 30, 2009
	and December 31, 2008 (unaudited)	2

	Statement of Operations for the Six and Three Months
	Ended June 30, 2009 and 2008 (Unaudited)	3

	Statement of Stockholders' Equity for the Period Ended June 30, 2009 (Unaudited)	4

	Statement of Cash Flows for the Six Months Ended June 30, 2009 and 2008	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	14

Signatures		15

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

The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ROYAL STYLE DESIGN, INC.
BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash	$2,383	$858
Accounts receivable	19,048	14,738
Prepaid expenses	30,238	46,192

Total Current Assets	51,669	61,788

Property and equipment-net	54,468	65,731

Other assets	425	425

Total Assets	$106,563	$127,944

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$35,234	$11,770
Accrued expenses	2,507	28,834
Current portion of long-term debt	12,405	23,478

Total Current Liabilities	50,146	64,082

Long-term Liabilities:
Long-term debt - less current portion above	50,821	47,674

Total Liabilities	100,967	111,756

Stockholders' Equity (Deficiency):
Preferred Stock, $.001 par value; authorized
10,000,000 shares;
0 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	-	-
Common Stock, $.001 par value; authorized
100,000,000 shares;
6,500,000 and 4,500,000 shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively	6,500	4,500
Additional paid-in capital	152,957	56,625

Deficit	(153,861)	(44,937)

Total Stockholders' Equity	5,596	16,188

Total Liabilities and
Stockholders' Equity	$106,563	$127,944

See notes to unaudited financial statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Net sales:
Revenue	$210,331	$174,792	$108,153	$127,297

Cost and expenses:
Cost of Sales (exclusive of depreciation	198,349	107,086	112,893	77,217
and amortization shown separately below)
General and administrative	108,815	44,799	68,071	29,239
Depreciation and amoritization expense	11,263	11,263	5,631	5,631
	318,427	163,148	186,595	112,087

Income (loss) from operations	(108,096)	11,644	(78,442)	15,210

Interest expense	828	1,024	358	499
Interest income	-	-	-	-
	828	1,024	358	499

Net earnings (loss) before provision for income taxes	(108,924)	10,620	(78,800)	14,711

Provision for income taxes	-	-	-	-

Net earnings (loss)	$(108,924)	$10,620	$(78,800)	$14,711

Earnings (loss) per common share - basic and diluted	$(0.02)	$-	$(0.01)	$0.01

Weighted average number of common stock shares
outstanding - basic and diluted	6,500,000	3,000,000	6,500,000	3,000,000

See notes to unaudited financial statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional
	Number of		Paid-in	Retained Earnings
	Common Shares	Common Stock	Capital	(Deficit)	Total

Balance, January 1, 2008	3,000,000	$3,000	$(1,875)	$(2,920)	$(1,795)
Common stock issued for consulting
services (value of the consideration	1,500,000	1,500	58,500	-	60,000
received)
Net loss	-	-	-	(42,017)	(42,017)

Balance, December 31, 2008	4,500,000	4,500	56,625	(44,937)	16,188

Common stock issued for cash	2,000,000	2,000	96,332	-	98,332

Net loss	-	-	-	(108,924)	(108,924)

Balance, June 30, 2009	6,500,000	$6,500	$152,957	$(153,861)	$5,596

See notes to unaudited financial statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$(108,924)	$10,620
Adjustments to reconcile net cash
provided by operating activities:
Depreciation and amortization	11,263	11,263
Non - cash compensation	29,753	-
Changes in operating assets and
liabilities:
Increase in accounts receivable and prepaid expense	(18,110)	(5,794)
Decrease in accounts payable and accrued expenses	(2,864)	(10,767)

Net cash provided by (used in) operating
activities	(88,882)	5,323

Cash flows from financing activities:
Issuance of common stock for cash	98,332	-
Repayment of debt	(7,926)	(8,937)

Net cash provided by (used in) financing activities	90,406	(8,937)

Net (decrease) increase in cash	1,524	(3,614)
Cash-beginning of period	858	12,069

Cash-end of period	$2,383	$8,455

Supplementary information:
Cash paid during the year for:
Interest	$828	$1,024
Income taxes	$-	$-

See notes to unaudited financial statements

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009

1.             DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of June 30, 2009 and the statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by Royal Style Design, Inc. (the “Company” or “Royal Style Design”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.  The information for the balance sheet as of December 31, 2008 was derived from audited financial statements.

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

Receivables

Receivables are recorded when invoices are issued and are presented in the balance sheet net of allowances for doubtful accounts.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and the financial ability of its customers.  The Company believes that no allowance for doubtful accounts is necessary at June 30, 2009 and December 31, 2008.

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

Earnings Per Share

Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding during the specified period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. For the six and three months ended June 30, 2009 and 2008, there were no potential shares outstanding.

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

2.            PROPERTY and EQUIPMENT

	June 30,	December 31,
	2009	2008

Office equipment	$2,479	$2,479
Vehicles	110,146	110,146
	112,625	112,625
Less: accumulated depreciation	58,158	46,894
	$54,467	$65,731

Depreciation expense for the six months ended June 30, 2009 and 2008 was $11,263 and $11,263, respectively.

3.            DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
Automobile loan, due to Southeast Toyota,
no interest and monthly payment of $627
This note matures December 2011	$19,480	$23,203

Automobile loan, due to Southeast Toyota,
no interest and monthly payment of $627
This note matures December 2011	20,107	22,577

Automobile loan, due to SunTrust Bank,
interest of 7.11% per annum, monthly payment
of $541
This note matures July 2012	23,640	25,372
	63,226	71,152

Less: Current portion	(12,405)	(23,478)
	$50,821	$47,674

Future minimum payments:	Year Ending December 31,
	2009	$12,405
	2010	21,534
	2011	21,534
	2012	7,753
		$63,226

Interest expense for the six months ended June 30, 2009 and 2008 amounted to $828 and $1,024, respectively.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008.

Revenues
Revenues for the six months ended June 30, 2009 and 2008 were $210,331 and $174,792, respectively.  Revenues increased by $35,539 or 21%.

Cost of Sales
Cost of sales for the six months ended June 30, 2009 and 2008 were $198,349 and $107,086, respectively.  Cost of sales increased by $91,263 or 85%.

Net Earnings (Loss)
During the six months ended June 30, 2009, we incurred a net loss of $108,924, as compared with net earnings of $10,620 for the comparable period in 2008, the increased loss being primarily attributable to an increase in general and administrative expenses from approximately $57,086 in 2008 to $120,906 in 2009, an increase in sales from $174,792 for the six months ended June 30, 2008, to $210,331 for the six months ended June 30, 2009, coupled with an increase in cost of sales from $107,086 in 2008 to $198,349 in 2009.

Our loss from operations in the six months ended June 30, 2009 was $108,924, as compared with income from operations of $10,620 in 2008.

Our increase in general and administrative expenses in 2009 is attributable to many factors that were not present in the previous year including legal and accounting and auditing expenses involved with the filing of a registration statement with the Securities and Exchange Commission and compliance with Securities Exchange Act of 1934 reporting requirements.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008.

Revenues
Revenues for the three months ended June 30, 2009 and 2008 were $108,153 and $127,297, respectively.  Revenues decreased by $19,144 or 15%.

Cost of Sales
Cost of sales for the three months ended June 30, 2009 and 2008 were $112,893 and $77,217, respectively.  Cost of sales increased by $35,676 or 46%.

Net Earnings (Loss)
During the three months ended June 30, 2009, we incurred a net loss of $78,800, as compared with net earnings of $14,711 for the comparable period in 2008, the increased loss being primarily attributable to an increase in general and administrative expenses from approximately $35,369 in 2008 to $74,060 in 2009, a decrease in sales from $127,297 for the three months ended June 30, 2008, to $108,153 for the three months ended June 30, 2009, coupled with an increase in cost of sales from $77,217 in 2008 to $112,893 in 2009.

Our loss from operations in the three months ended June 30, 2009 was $78,800, as compared with net income from operations of $14,711 in 2008.

Our increase in general and administrative expenses in 2009 is attributable to many factors that were not present in the previous year including legal and accounting and auditing expenses involved with the filing of a registration statement with the Securities and Exchange Commission and compliance with Securities Exchange Act of 1934 reporting requirements.

Liquidity and Capital Resources

We had working capital surplus of $848 and stockholders' equity in the amount of $5,596 at June 30, 2009.

We have three outstanding loans for company trucks of which total outstanding balance of $71,152 was owed as of December 31, 2008, and payments totaling $1,795 per month are as follows: for the 2006 Toyota Tundra purchased in December 2006 the monthly payment is $626.95 monthly payment for a 60 month term; for the 2006 Toyota Tundra purchased in December 2006 the monthly payment is $626.95 monthly payment for a 60 month term; and for the 2006 Toyota Tundra purchased in January 2007 the monthly payment is $540.60 for a 66 month term.

On April 29, 2009, we closed a private placement offering of 2,000,000 shares of our common stock, and received gross proceeds of $100,000 which, after expenses of the offering of approximately $2,700, was used to pay our outstanding accounts payable, as well as to increase our marketing efforts to developers, builders and construction companies similar to those with which we work now.

Previously our only sources of liquidity were from our service revenues.

Cash increased approximately $1,525 during the six months ended June 30, 2009.  The increase is primarily attributable to the issuance of common stock of $98,332 offset, in part, to the payment of long-term debt of $7,926 and a decrease in operating activities of $88,882 (primarily a net loss of $108,924 and an increase in net operating and liabilities of $20,974 offset, in part, by non-cash consulting expenses of $29,753 and depreciation of $11,263.)

Accounts receivable were $19,048 at June 30, 2009, as compared to $14,738 at December 31, 2008.  The increase is primarily due to slower payments by customers due to the current economic downturn.  Accounts payable and accrued expenses were $37,741 at June 30, 2009, as compared to $40,604 at December 31, 2008.  The decrease is primarily due to a decrease in revenue and faster payments on accounts payable.  The Company completed a private placement of approximately $100,000 in April 2009, to fund its current operations.

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

Note 1 to our audited Financial Statements included in this Report discusses of the most significant policies we apply, or intend to apply, in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America.

The principal accounting policy potentially subject to change as a result of our business operations is that relating to the treatment of our receivables and the related allowance for doubtful accounts that would be shown on our balance sheet. Our allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and the financial ability of its customers.  The Company believes that no allowance for doubtful accounts is necessary at December 31, 2008 and 2007, nor at June 30, 2009. However, in the future we may have to make provision for an allowance for doubtful accounts depending on the financial strength of the customers that owe us payments, as well as our estimate of economic conditions generally in the areas where we operate.

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

ITEM 4T.      CONTROLS AND PROCEDURES.

The Company's President and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  In their evaluation, no changes were made to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

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
Dated: August 13, 2009

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