Form 10-Q
period 2009-09-30
ROYAL STYLE DESIGN INC.
filed 2009-10-28
CIK 1451775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

The number of shares outstanding the issuer's common stock, par value $.001 per share, was 6,500,000 as of October 15, 2009.

Royal Style Design, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of September 30, 2009
	and December 31, 2008 (unaudited)	2

	Statement of Operations for the Nine and Three Months
	Ended September 30, 2009 and 2008 (Unaudited)	3

	Statement of Stockholders' Equity for the Period Ended September 30, 2009 (Unaudited)	4

	Statement of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	19

Signatures		19

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

The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ROYAL STYLE DESIGN, INC.
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash	$6,517	$858
Accounts receivable	18,877	14,738
Prepaid expenses	13,060	46,192

Total Current Assets	38,454	61,788

Property and equipment-net	48,837	65,731

Other assets	425	425

Total Assets	$87,716	$127,944

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$29,825	$11,770
Accrued expenses	2,144	28,834
Current portion of long-term debt	24,076	23,478

Total Current Liabilities	56,045	64,082

Long-term Liabilities:
Long-term debt - less current portion above	34,355	47,674

Total Liabilities	90,400	111,756

Stockholders' Equity (Deficiency):
Preferred Stock, $.001 par value; authorized
10,000,000 shares;
0 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	-	-
Common Stock, $.001 par value; authorized
100,000,000 shares;
6,500,000 and 4,500,000 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively	6,500	4,500
Additional paid-in capital	152,957	56,625

Deficit	(162,141)	(44,937)

Total Stockholders' Equity (Deficiency)	(2,683)	16,188

Total Liabilities and
Stockholders' Equity (Deficiency)	$87,716	$127,944

See Notes to Unaudited Financial Statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Net sales:
Revenue	$275,368	$318,951	$64,997	$144,159

Cost and expenses:
Cost of sales (exclusive of depreciation	224,728	193,115	32,520	92,713
and amortization shown separately below)
General and administrative	150,122	103,140	41,806	51,658
Depreciation and amoritization expense	16,894	16,894	5,631	5,631
	391,744	313,149	79,958	150,002

Income (loss) from operations	(116,376)	5,802	(14,961)	(5,843)

Interest expense	828	1,498	-	474

Net earnings (loss) before provision for income taxes	(117,204)	4,304	(14,961)	(6,317)

Provision for income taxes	-	1,506	-	-

Net earnings (loss)	$(117,204)	$2,798	$(14,961)	$(6,317)

Earnings (loss) per common share - basic and diluted	$(0.02)	$0.01	$(0.01)	$(0.01)

Weighted average number of common stock shares
outstanding - basic and diluted	5,611,000	3,000,000	6,500,000	3,000,000

See Notes to Unaudited Financial Statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

			Additional
	Number of		Paid-in
	Common Shares	Common Stock	Capital	Deficit	Total

Balance, January 1, 2008	3,000,000	$3,000	$(1,875)	$(2,920)	$(1,795)
Common stock issued for consulting
services (value of the consideration	1,500,000	1,500.00	58,500	-	60,000
received)
Net loss	-	-	-	(42,017)	(42,017)

Balance, December 31, 2008	4,500,000	4,500	56,625	(44,937)	16,188

Common stock issued for cash	2,000,000	2,000	96,332	-	98,332

Net loss	-	-	-	(117,204)	(117,204)

Balance, September 30, 2009	6,500,000	$6,500	$152,957	$(162,141)	$(2,683)

See Notes to Unaudited Financial Statements

ROYAL STYLE DESIGN, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$(117,204)	$2,798
Adjustments to reconcile net cash
provided by operating activities:
Depreciation and amortization	16,894	16,894
Changes in operating assets and
liabilities:
(Increase) decrease in accounts receivable and prepaid expense	28,993	(7,851)
Decrease in accounts payable and accrued expenses	(8,636)	(9,498)

Net cash provided by (used in) operating
activities	(79,952)	2,343

Cash flows from financing activities:
Issuance of common stock for cash	98,332	-
Repayment of debt	(12,721)	(14,094)

Net cash provided by (used in) financing activities	85,611	(14,094)

Net (decrease) increase in cash	5,658	(11,751)
Cash-beginning of period	858	12,069

Cash-end of period	$6,517	$318

Supplementary information:
Cash paid during the year for:
Interest	$828	$1,498
Income taxes	$-	$-

See Notes to Unaudited Financial Statements

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1.             DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of September 30, 2009 and the statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by Royal Style Design, Inc. (the “Company” or “Royal Style Design”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.  The information for the balance sheet as of December 31, 2008 was derived from audited financial statements.

Organization

Royal Style Design, Inc. was incorporated in the State of Florida in July, 2006.  Royal Style Design specializes in customized solutions and installations in stone and tile in customized design homes in Central Florida.

Basis of Presentation

The Company's financial statements for the nine months ended September 30, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has had recurring losses since inception.  Management recognized that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company's business is subject to most of the risks inherent in the establishment of a new business enterprise.  The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, rising operating and development capital, and the marketing of a new product.  There is no assurance the Company will ultimately achieve a profitable level of operations.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations.  The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure.  Management is actively seeking additional capital to ensure the continuation of its current activities and complete its proposed activities.  However, there is no assurance that additional capital will be obtained.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

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

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Receivables

Receivables are recorded when invoices are issued and are presented in the balance sheet net of allowances for doubtful accounts.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and the financial ability of its customers.  The Company believes that no allowance for doubtful accounts is necessary at September 30, 2009 and December 31, 2008.

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

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares during the specified period. For the nine and three months ended September 30, 2009 and 2008, there were no potential shares outstanding.

Fair Value of Financial Instruments

The fair value of accounts receivables, accounts payable and accrued expenses, and notes payable approximates fair value based on their short maturities.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the Company's 2009 fiscal year.  In February 2008, the FASB deferred the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until the beginning of fiscal year 2010.  The Company adopted SFAS No. 157 with respect to financial assets and liabilities on January 1, 2008.  There was no material effect on the financial statements upon adoption of this new accounting pronouncement.  The impact on the financial statements from adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities has not yet been determined.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

The assets measured at fair value on a recurring basis as of September 30, 2009 are as follows:

Assets:	Level 1	Level 2	Level 3	September 30, 2009
Cash and cash equivalents	$6,517	$-	$-	$6,517

New Financial Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including and Amendment of FASB Statement No. 115."  SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value.  It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 on January 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable and other liabilities are reported at their carrying values.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for which the acquisition date is or after an entities fiscal year end that begins after December 15, 2008.  The provisions of SFAS 141(R) are effective for the Company for the fiscal year ending December 31, 2009. The Company adopted SFAS No. 141(R) on January 1, 2009 and the adoption of SFAS 141(R) did not have a material impact on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements.  SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income.  Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction.  In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted SFAS No. 160 on January 1, 2009, as required, and it did not have a significant impact on its financial statements.

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

In April 2009, the FASB issued FASB Staff Positions ("FSP") FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments".  These FSPs amend rules for other-than-temporary impairments, provide for guidance on calculating fair values in inactive and distressed markets and require quarterly fair value disclosures.  These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoptions permitted for periods ending after March 15, 2009.  The adoption of these FSPs did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events."  SFAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued.  It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued.  Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed.  SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date.  SFAS 165 is consistent with current practice and did not have any impact on the Company's consolidated financial statements.  Subsequent events were evaluated through October 27, 2009.

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to our condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

2.             PROPERTY and EQUIPMENT

	September 30,	December 31,
	2009	2008

Office equipment	$2,479	$2,479
Vehicles	110,146	110,146
	112,625	112,625
Less: accumulated depreciation	63,788	46,894
	$48,837	$65,731

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $16,894 and $16,894, respectively.

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

3.             DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
Automobile loan, due to Southeast Toyota,
no interest and monthly payment of $627
This note matures December 2011	$18,245	$23,203

Automobile loan, due to Southeast Toyota,
no interest and monthly payment of $627
This note matures December 2011	19,499	22,577

Automobile loan, due to SunTrust Bank,
interest of 7.11% per annum, monthly payment
of $541
This note matures July 2012	20,687	25,372
	58,431	71,152

Less: Current portion	(24,076)	(23,478)
	$34,354	$47,674

Future minimum payments:	Year Ending December 31,
	2009	$6,019
	2010	24,076
	2011	24,076
	2012	4,259
		$58,431

Interest expense for the nine months ended September 30, 2009 and 2008 amounted to $828 and $1,498, respectively.

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

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

6.            RELATED PARTY TRANSACTIONS

The Company incurs services by a subcontractor whose company is owned by the father or one of the principal shareholders of the Company.  For the nine months ended September 30, 2009 and 2008, the amounts were $76,017 and $71,105, respectively.  As at September 30, 2009 and December 31, 2008, the amount due the related party was $12,240 and $4,939, respectively.  The Company believes the transactions between the Company and the related party are on the same basis as to independent third parties.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008.

Revenues
Revenues for the nine months ended September 30, 2009 and 2008 were $275,368 and $318,951, respectively.  Revenues decreased by $43,583 or approximately 14%.

Cost of Sales
Cost of sales for the nine months ended September 30, 2009 and 2008 were $224,728 and $193,115, respectively.  Cost of sales increased by $31,613 or approximately 16%.

Net Earnings (Loss)
During the nine months ended September 30, 2009, we incurred a net loss of $117,204, as compared with net earnings of $2,798 for the comparable period in 2008, the increased loss being primarily attributable to an increase in general and administrative expenses from approximately $103,140 in 2008 to $150,122 in 2009, a decrease in sales from $318,951 for the nine months ended September 30, 2008, to $275,368 for the nine months ended September 30, 2009, coupled with an increase in cost of sales from $193,115 in 2008 to $224,728 in 2009.

Our loss from operations in the nine months ended September 30, 2009 was $116,376, as compared with income from operations of $5,802 in 2008.

Our increase in general and administrative expenses in 2009 is attributable to many factors that were not present in the previous year including legal and accounting and auditing expenses involved with the filing of registration statements with the Securities and Exchange Commission and compliance with Securities Exchange Act of 1934 reporting requirements.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008.

Revenues
Revenues for the three months ended September 30, 2009 and 2008 were $64,997 and $144,159, respectively.  Revenues decreased by $79,162 or approximately 55%.

Cost of Sales
Cost of sales for the three months ended September 30, 2009 and 2008 were $32,520 and $92,713, respectively.  Cost of sales decreased by $60,193 or approximately 65%.

Net Earnings (Loss)
During the three months ended September 30, 2009, we incurred a net loss of $14,961, as compared with a net loss of $6,317 for the comparable period in 2008, the increased loss being primarily attributable to a decrease in sales from $144,159  for the three months ended September 30, 2008, to $64,997 for the three months ended September 30, 2009, coupled with a decrease in cost of sales from $92,713 in 2008 to $32,520 in 2009. For the three month period ended September 30, 2009, we had a decrease in general and administrative expense, from $51,658 in the comparable period in 2008, to $41,806 in 2009.

Our loss from operations in the three months ended September 30, 2009 was $14,961, as compared with net income from operations of $6,317 in 2008.

Our increase in general and administrative expenses in 2009 is attributable to many factors that were not present in the previous year including legal and accounting and auditing expenses involved with the filing of a registration statement with the Securities and Exchange Commission and compliance with Securities Exchange Act of 1934 reporting requirements.

Liquidity and Capital Resources

We had working capital deficit of $17,590 and stockholders' deficiency in the amount of $2,683 at September 30, 2009.

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

Previously our only sources of liquidity were from our service revenues. Unless our service revenues and results of operations improve significantly, and we attain profitable operations, the continuation of the Company as a going concern will be dependent upon our ability to  obtain necessary equity financing to continue operations.  Accordingly, there is substantial doubt concerning our ability to continue as a going concern.

Cash increased approximately $6,199 during the nine months ended September 30, 2009.  The increase is primarily attributable to the issuance of common stock of $98,332 offset, in part, to the payment of long-term debt of $12,721 and a decrease in cash provided by operating activities of $82,295 (primarily a net loss of $117,204 offset, in part, by a decrease in net operating assets and liabilities of $36,844, and by non-cash consulting depreciation expense of $16,894.

Accounts receivable were $18,877 at September 30, 2009, as compared to $14,738 at December 31, 2008.  The increase is primarily due to slower payments by customers due to the current economic downturn.  Accounts payable and accrued expenses were $31,969 at September 30, 2009, as compared to $40,604 at December 31, 2008.  The decrease is primarily due to a decrease in revenue and faster payments on accounts payable.  The Company completed a private placement of approximately $100,000 in April 2009, to fund its current operations.

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

The principal accounting policy potentially subject to change as a result of our business operations is that relating to the treatment of our receivables and the related allowance for doubtful accounts that would be shown on our balance sheet. Our allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and the financial ability of its customers.  The Company believes that no allowance for doubtful accounts is necessary at December 31, 2008 and 2007, nor at September 30, 2009. However, in the future we may have to make provision for an allowance for doubtful accounts depending on the financial strength of the customers that owe us payments, as well as our estimate of economic conditions generally in the areas where we operate.

New Financial Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including and Amendment of FASB Statement No. 115."  SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value.  It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 on January 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable and other liabilities are reported at their carrying values.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for which the acquisition date is or after an entities fiscal year end that begins after December 15, 2008.  The provisions of SFAS 141(R) are effective for the Company for the fiscal year ending December 31, 2009. The Company adopted SFAS No. 141(R) on January 1, 2009 and the adoption of SFAS 141(R) did not have a material impact on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements.  SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income.  Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction.  In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted SFAS No. 160 on January 1, 2009, as required, and it did not have a significant impact on its financial statements.

In April 2009, the FASB issued FASB Staff Positions ("FSP") FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments".  These FSPs amend rules for other-than-temporary impairments, provide for guidance on calculating fair values in inactive and distressed markets and require quarterly fair value disclosures.  These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoptions permitted for periods ending after March 15, 2009.  The adoption of these FSPs did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events."  SFAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued.  It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued.  Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed.  SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date.  SFAS 165 is consistent with current practice and did not have any impact on the Company's consolidated financial statements.  Subsequent events were evaluated through October 27, 2009.

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to our condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

The Company's President and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  In their evaluation, no changes were made to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

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

Dated: October 27, 2009

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