Form 10-K
period 2009-12-31
ROYAL STYLE DESIGN INC.
filed 2010-04-05
CIK 1451775

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.      ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

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

Number of shares of Common Stock outstanding as of March 31, 2010: 93,638,511

Documents incorporated by reference:  None

ii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein.  We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2010, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

Background

Royal Style Design, Inc. (“we”, “us”, “RSD” or the “Company”) was incorporated in the State of Florida on July 7, 2006.  We specialized in customized surface installation solutions for floors, walls and other parts of the home using wood, glass, stone and ceramic tile in custom designed homes throughout central Florida.

Effective November 20, 2009, we entered into a Share Exchange Agreement with the stockholders of Diversified Global Holdings, Inc., a Delaware corporation (“DGH”), providing for the acquisition by the Company of 100% of the outstanding shares of common stock of DGH.   In connection with this Agreement, as of November 20, 2009, we issued 86,235,800 shares of our common stock to the stockholders of DGH. The issuance of these 86,235,800 shares effectively gave control of RSD to the DGH shareholders.  Our Board saw this action as essential to the survival to the Company and as the best course of action for our shareholders.  At a closing held on November 20, 2009, we acquired from the five stockholders of DGH 100% of the outstanding shares of common stock of DGH, in exchange for our issuance of 86,235,800 shares of our common stock. DGH is a holding company that owns all of the outstanding shares or equity interests in three companies: Forms Gallery, Inc., Delray Beach, Florida; Wood Imagination, Inc., Orlando, Florida; and Kontakt LLC, with its principal offices located at Kazan, Russian Federation.

Effective December 31, 2009, we entered into three Exchange and Acquisition Agreements  for the acquisition of three companies: Fregat Ltd., a limited company formed under the laws of Russia, for the acquisition of which we issued 203,698 shares of our common stock to the owner of all of its outstanding ownership interests; Bauelemente Kuhn GmbH, a limited liability company formed under the laws of Germany, for the acquisition of which we issued 63,233 shares of our common stock to the owner of all of its outstanding ownership interests; and Kuechen-Schilling GmbH, a limited liability company formed under the laws of Germany, for the acquisition of which we issued 635,780 shares of our common stock to the owner of all of its outstanding ownership interests.  In connection with these agreements, as of December 31, 2009, we issued an aggregate of 902,711 shares of our common stock to the owners of the three companies we acquired.

Each of the agreements entered into with the three DGH subsidiaries and the three companies acquired on December 31, 2009, provides for rights in the former owners to require us to initiate the regulatory filing process for clearance by the SEC of the spin-off to our shareholders of the shares of our subsidiary formerly owned by such owner, subject to our Board approval, and for the right of each former owner to repurchase ownership of the subsidiary they sold to us at any time in the first year following the closing date, by such former owner paying to us the value of that subsidiary, as such value is determined by our Board of Directors.

The original businesses of RSD and each of our recently-acquired subsidiaries are described separately below.

Our Businesses

Overview

Our rationale in November 2009 for the transfer of control of our company to the shareholders of DGH in the acquisition of DGH and its three subsidiaries was that our Board of Directors had concluded that the Company’s original construction business was not enough to support our operations as a public company. We transferred the operations of the Company to a more capable management team, so that additional assets and operations would be brought into the company and thereby increase shareholder value. The companies we have acquired are for the purpose of consolidation of similar types of business operations and efficiencies of scale.  We desire to share best practice business strategies among companies in related industries within the corporate group, as well as use supply chain efficiencies to create sustainable cost effective competitive advantages.

Construction and Retail—United States

Since 2006, Royal Style Design has supplied tile, stone and wood surface installation services for new homes and homes being remodeled in the Central Florida area.  Our founders, Nikolay Lobachev, our Chief Financial Officer, Dmitry Terikov and Ivan Sorokoumov, had been working together as a team over the prior seven years developing expertise and a broad experience in our business.

RSD is a custom tile and stone installation company that specializes in ceramic, porcelain, marble, pavers and natural stone installation in existing structures for ceilings, bathrooms, walls, floors, kitchen counters, stairways, outside terraces and pool moldings.  Most of the work we do is stonework on floors and walls. We also remodel kitchens (not including building or remodeling cabinets), showers and baths, and install wood and laminate flooring. RSD currently has six employees, our President and CEO, our Chief Operating Officer, our Chief Financial Officer and three installers.

Wood Imagination, Inc. (“Wood Imagination”) was founded by Victor Belitchenko and incorporated in the State of Florida on February 14, 2008.  Wood Imagination, located in Orlando, Florida, specializes in custom made wood furnishings, including cabinetmaking and millwork in custom design homes in Central Florida.  Wood Imagination’s areas of expertise include libraries, home theaters, entertainment centers, kitchens, flooring and doors. It also does the exterior of homes along with trim boards and brackets. Wood Imagination currently has one employee, its President and Chief Executive Officer, and has three subcontractors working for it as its projects require.

Our U.S. construction companies serve a diverse range of residential clients and builders; most of our clients are builders. Both companies have corporate websites. We rely primarily on referrals from satisfied customers for new projects.

We obtain tiles, stone, pavers, marble, porcelain and wood from a number of different local sources, including the large home remodeling and supply stores, The Home Depot and Lowes.  Our materials and supplies are readily available from a large number of sources.

We experience competition from other woodwork, installation and remodeling companies and individual subcontractors.  While there is significant competition, we have concentrated on providing better services to our clients.  Some of our competitors are significantly larger than us. There are approximately 40 woodworking and millwork companies in the Orlando area, as well as other installation and remodeling companies and individual subcontractors, a number of which are larger than us.

Forms Gallery, Inc. (“Forms Gallery”) was founded by Carole C. Lynn and incorporated in the State of Florida on February 14, 1992.  Forms Gallery specializes in the retail sales, consulting, placement and shipping of fine art. Forms Gallery, located in Delray Beach, Florida, specializes in high-end, unique contemporary works of art and jewelry.  The gallery displays oil, acrylic and water color paintings, bronze, clay, glass and wood sculpture, wood turnings and pottery.  The collections are from established artists primarily from the West Coast and the southwestern states. Many of these artists have their works in the Smithsonian Permanent Collection in Washington D.C.   The Company has annual sales to a global customer base. The customer base consists of commercial art and design selections for the common areas of new multi-family high-rise condominium units as well as for individual private art collectors.  Approximately fifty percent of the sales are to local or regional customers and fifty percent are to visiting out of state or out of country vacationing customers.  Forms Gallery currently has four employees, its President and its Vice President and two part time subcontractors.

Forms Gallery experiences competition from other art galleries and individual artists.  While there is significant competition, it has concentrated on providing better services to its clients.  There are approximately 21 art galleries in the downtown Delray Beach area. However, the Company believes that none provides a similar collection or works of art and jewelry selection based on both quality and cost.

RSD and Forms Gallery are subject to the State of Florida Workers Compensation laws and carry workers compensation insurance.  RSD has a business license issued by the City of Altamonte Springs, Florida; Forms Gallery has a business license issued by the City of Delray Beach; and Wood Imagination has business licenses issued by the City of Winter Garden and by Orange County, Florida.

RSD carries general liability insurance with coverage of $1,000,000 for each occurrence, $1,000,000 personal injury insurance, and $2,000,000 in the aggregate, in addition to workers compensation and employers liability insurance and commercial vehicle insurance for three pickup trucks owned by the Company. Forms Gallery and Wood Imagination carry similar levels of business insurance.

Construction—Europe

Kuechen-Schilling GmbH (“Kuechen-Schilling”) is a custom design and installation company specializing in larger commercial applications and projects used for businesses.  The company primarily does kitchen and bathroom design but can do other interiors as well.  Kuechen-Schilling designs, builds and installs commercial bathrooms and kitchens including all furniture. Similarly to Baulemente Kuhn, the company offers a wide range of high quality, traditional and contemporary kitchen components which are custom assembled to order. Full bespoke design services are certain to satisfy every individual in connection with a wide range of appliances. The company also sells the appliances that are installed in their designs.

The company was formed as a publicly registered firm in Germany in October 2008.  Kuechen-Schilling operates primarily in Germany, with its principal office located in Rodinghausen-Bruchmuhlen, Germany.  All revenue is earned within Germany, and 100% of the company’s assets are located in Germany. Kuechen-Schilling presently has seven employees and six subcontractors.

Kuechen-Schilling has a variety of customers including large companies such as, Küchen-Klewno, Küchen-Frank, Küchen-Zinn, Küchen-Degele, Küchen-Benhardt, Küchen-Neufeld and Kitchen Manufacturer Arndt Lindemann. Private persons accounted for approximately 45% of revenues and government agencies accounted for approximately 5% of revenues.

Mr. Viktor Schilling, age 40, is currently the president and founder of Kuechen-Schilling, Gmbh.   His background is in the manufacturing business, where he negotiated long term variable material contracts involving inventory controls while maintaining safety, security and quality of product.

Bauelemente Kuhn GmbH is a custom interior design company with a primary focus in home kitchen and bathroom design and installation projects.  Its principal offices are located in Lohne, Germany. It was incorporated as a publicly registered firm in Germany in April, 2008.  Bauelemente Kuhn provides quality preconstruction consulting, design and project management services. Bauelemente Kuhn’s main services are the measurement and design, transportation & installation of home interiors.  This includes kitchens and bathrooms, windows, interior & exterior doors, blinds and garage doors. The company offers a wide range of high quality, traditional and contemporary kitchen components which are custom assembled to order.  Baulemente Kuhn operates primarily in Germany, all revenue is earned within Germany and 100% of the company’s assets are located in Germany.  Bauelemente Kuhn presently has four employees.

Bauelemente Kuhn has a variety of customers including large companies such as, F&S gmbh, Planungsburo Feist Gmbh and Werre Hause Gmbh.  Bauelemente Kuhn’s primary market is in the civilian construction market. It uses the most advanced energy efficient products available and applying a commercial construction standard which is a higher standard than civilian construction standards.

Mr. Valerian Kuhn, age 48, is presently the CEO of Bauelemente Kuhn. He has held this position since 1997.  As their chief executive, he designed and implemented a company strategy to provide economical solutions for residential and commercial needs alike.  From 1990 through 1996 he was the president of Ardi Ltd. located in Omsk, Russia.  As president he was responsible for financial management, strategic planning, bank negotiations, wholesale distribution, accounting systems development, productivity, profitability, team leadership, inventory control and cost control.  He prepared and organized various projects and information packages for clients and management.  He received a bachelor’s degree in Mechanical Engineering from the University of Avtodorozni located in Omsk, Russia.

The building materials and supplies, kitchen products and electrical components utilized by Kuechen-Schilling and Bauelemente Kuhn are readily available from a large number of sources.

Most of Kuechen-Schilling’s competition is from similar German companies.  Its primary advantage is its software that allows it to go to the job site and provide all design services on site. It also has a cultural advantage as all of its employees are bi-lingual, speaking both German and Russian.  This enables it to access the Russian population living in Germany, which is approximately 6% of the total population of Germany.

All Kuechen-Schilling employees have general liability insurance for workers compensation and employers liability with coverage of $1,500,000 for each occurrence, $1,500,000 personal injury insurance, and $2,000,000 in the aggregate, provided by AMB GENERALI. Bauelemente Kuhn is a member of Holz-berufsgenossenschaft, which is a government agency that provides workers compensation and unemployment insurance. Bauelemente Kuhn also has additional insurance through the company HDI Gerling Lebensversicherung AG which protects the CEO if he loses the ability to work.

Most of Bauelemente Kuhn’s competition is with German companies.  A small amount of competition comes from companies located in Poland and the Czech Republic.

Bauelemente Kuhn is registered with the German Federal government and also registered locally with the city of Bad Oeynhausen.  Kuechen-Schilling is registered with the German Federal government and is also registered with the city of Bad Oeynhausen.

Technology—Europe

Kontakt LLC (“Kontakt”) is a limited liability company organized under the laws of the Russian Federation on October 3, 2005.  The company was founded by Nikolay Uraev.  The company has legal right to do trading, foreign-economic activity, manufacturing, research, construction and raw material processing. The company’s main focus is resale of electronic components (electrical connectors). Kontakt operates as a retailer of electronic components to businesses that vary from nationwide companies to small businesses. Kontakt currently has 8 employees.

Kontakt commenced operations in November, 2005 in the Republic of Tatarstan, Russia. The main operations of the company are the commercial retail of electronic components in the region.  There are only two major electronic connector manufacturers in Russia, “Elecon” in Kazan city and “Isetskiy” in Kamenets-Uralskiy.  These two factories supply approximately 90% of the domestic demand in the Russian Federation. Kontakt is the official representative of both factories. Over the years Kontakt has created strong business connections with defense and space exploration companies in the Russian Federation. In 2008 its major customers accounted for 22.6%, 20.1%, and 12%, respectively, of total sales.

Fregat Limited Liability Company (“Fregat”) is a supplier of electronic components, electromechanical and automation devices.  Fregat is a Russian Federation Corporation formed in 2006.  Fregat operates primarily in the Russian Federation and all revenue is earned within the Russian Federation and 100% of the Company’s assets are located in the Russian Federation.  Fregat has a variety of customers including major companies such as, FNPC OAO "NPO Mars", Sosenskyi Priborostroitel'nyi Zavod Aerotex OJSC, Prima LLC andTemp-Avia LLC. Fregat has 39 employees.

Fregat’s founder and General Director is Sergey Vilchenkov, 37. He was employed at “The Plant of precision instruments from Saransk" starting in 1997 until 2000. Prior thereto, he served in the Russian Army Forces from 1995-1997(retiring as senior lieutenant). Mr. Vilchenkov graduated from the Mordovian State university N.P.Ogaryov (Saransk) in 1995 as an electronic equipment engineer.

Kontakt and Fregat experience some competition from imports of cheaper and lower quality Chinese products in the Russian market, but due to quality issues these products have not captured significant market share.

Kontakt is subject to regulation in the Republic of Tatarstan, Russian Federation, as a domestic limited liability company.  It has a State registration number issued by the local government. Fregat is subject to the Republic of Mordovia, Russian Federation about Limited Liability companies.

Item 1A. Risk Factors.

Our business is subject to numerous risk factors, including the following:

Risks Applicable to Our Construction Operations

THE FUTURE SUCCESS OF OUR CONSTRUCTION AND RETAIL BUSINESSES DEPENDS ON OUR ABILITY TO RESPOND TO CHANGING CONSUMER DEMANDS, IDENTIFY AND INTERPRET TRENDS IN THE INDUSTRY AND SUCCESSFULLY MARKET NEW PRODUCTS.

The construction and retail industries are subject to rapidly changing consumer demands, technological improvements and industry standards. Accordingly, we must identify and interpret trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial development and marketing efforts and expenditures. If we do not continue to meet changing consumer demands and develop successful product lines in the future, the Company’s growth and profitability will be negatively impacted.   If we fail to anticipate, identify or react appropriately to changes in construction and retail product style, quality and trends or is not successful in marketing new products, we could experience an inability to profitably sell our services and products even at lower cost margins.   These risks could have a severe negative effect on our results of operations or financial condition.

THE LABOR COSTS OF OUR FLORIDA REMODELING AND INSTALLATION COMPANIES MAY INCREASE WITH A POTENTIAL SHORTAGE OF QUALIFIED PERSONNEL.

Labor costs accounted for the majority of the operating expenses of RSD and Wood Imagination. We compete with other construction companies to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees.  If a shortage of construction workers occurred in the region in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

THE NATURE OF OUR CONSTRUCTION-RELATED BUSINESSES EXPOSES OUR FLORIDA REMODELING AND INSTALLATION COMPANIES TO POTENTIAL LIABILITY CLAIMS AND CONTRACT DISPUTES WHICH MAY REDUCE OUR PROFITS.

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

IN FLORIDA AND GERMANY OUR CONSTRUCTION-RELATED BUSINESSES ARE VULNERABLE TO THE CYCLICAL NATURE OF THE CONSTRUCTION BUSINESS.

The housing market in Florida, in many areas, is exhibiting declines in prices and the volume of home sales. This decline in the Florida real estate market may adversely affect the demand for our construction-related services and products. Our markets in Germany have also shown a decline, as a result of the weaker real estate markets in that country.  As a result of real estate market conditions, our operating results may vary, depending upon the demand for future projects in the housing markets we serve.

INTENSE COMPETITION IN THE ENGINEERING AND CONSTRUCTION INDUSTRY COULD REDUCE OUR MARKET SHARE AND PROFITS.

We serve markets that are highly competitive in Florida and Germany and in which a large number of installation and remodeling companies compete. Competition will also place downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to grow our company with acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

Risks Applicable to Our Technology Businesses

OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IN DEMAND IN THE RUSSIAN FEDERATION AND TO CHANGING DOMESTIC ECONOMIC AND POLITICAL CONDITIONS WHICH ARE BEYOND OUR CONTROL.

Operating in the Russian Federation marketplace exposes us to a number of risks including:

abrupt changes in government policies and regulations,

trade restrictions;

tax increases; and

international hostilities.

The lack of a well-developed legal system in the Russian Federation may make it difficult to enforce our contractual rights. To the extent that our business in the Russian Federation is affected by unexpected and adverse economic and political conditions, we may experience business disruptions and losses. Such disruptions and losses could significantly reduce our revenues and profits.

RECENT CONSTRAINTS ON THE AVAILABILITY OF CREDIT IN THE WORLDWIDE BANKING SYSTEM AND IN THE RUSSIAN FEDERATION MAY AFFECT OUR RESULTS OF OPERATIONS.

Recent constraints on the availability of credit in the worldwide banking system and in the Russian Republic could adversely affect the viability of our customers and have a consequent adverse effect on our results of operations. As a result, we would face risks of:

•	inability of our customers to finance their businesses, which would reduce the demand for our products;
•	currency fluctuations resulting from economic conditions in the Russian Federation; and
•	economic instability in our markets in the Russian Federation.

WE DEPEND PARTICULARLY ON THE SERVICES OF THE FOUNDERS AND CHIEF EXECUTIVE OFFICERS OF KONTAKT AND FREGAT, AND IMPLEMENTATION OF OUR BUSINESS PLAN COULD BE SERIOUSLY HARMED IF WE LOST EITHER OF THEIR SERVICES.

The operations of Kontakt and Fregat in the Russian Federation depend heavily on the services of Nikolay Uraev, Kontakt’s Chief Executive Officer and Sergey Vilchenkov, Fregat’s General Director. We do not have an employment agreement with, nor do we have a “key person” life insurance policy on, these executives to cover our losses in the event of the death of either of them. There can be no assurance that these executives will remain in their management positions with us, and the loss of services of their executive would disrupt our business operations in the Russian Federation, which could reduce our revenues and profits.

KONTAKT AND ITS SUPPLIERS WILL BE REQUIRED TO MODERNIZE THEIR PRODUCTION AND DISTRIBUTION OPERATIONS.

Current Russian factories’ equipment and technology are outdated, modernization costs are high, and all these industries currently require modernization. Kontakt management sees the necessity of restructuring the current electronic component factories and modernizing this industry, to be able to supply specialized, preassembled electronic components on a nationwide basis.  In connection with the predicted modernization of the Russian industrial and component factories, Kontakt and its suppliers will be required to modernize their production and distribution systems.

Risks Applicable to Our Businesses Generally

COMPETITION COULD HARM OUR BUSINESSES.

The markets for our businesses are becoming increasingly competitive. If we are unable to either respond adequately to the competitive challenges we face or establish a sustainable competitive advantage, we may lose market share or be forced to lower prices to unprofitable levels.  In addition, we may be unable to respond quickly or adequately to the changes in the marketplace brought on by new service offerings and the marketing and promotional efforts of existing or new competitors.

WE ARE DEPENDENT ON INTERNATIONAL SALES, AND OUR BUSINESS IS SUBJECT TO THE LOCAL BUSINESS RISKS IN EACH COUNTRY IN WHICH WE DO BUSINESS.

The majority of the revenue from the sale of our location services will be derived from customers located outside of the United States. Our sales and operations outside of the United States could be subject to certain risks, including difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Any of these factors could adversely affect our business, financial condition and results of operations. Our products and services may be subject to foreign government standards and regulations that are continually being amended and may vary from country to country. Our inability to render our products or services in compliance with foreign standards could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON THE SERVICES OF THE FOUNDERS AND EXECUTIVES OF OUR U.S. OPERATING COMPANIES AND IMPLEMENTATION OF OUR BUSINESS PLAN COULD BE SERIOUSLY HARMED IF WE LOST THE SERVICES OF ANY ONE OF THESE OFFICERS.

We depend heavily on the services of Richard Lloyd, our Chief Executive Officer, as well as the services of the executives that manage RSD, Forms Gallery, Wood Imagination, Baulemente Kuhn and Schilling. We do not have an employment agreement with, nor do we have a “key person” life insurance policy on, any of these executives. There can be no assurance that these executives will remain in their management positions with us, and the loss of services of any of these executives would disrupt our business operations, which could reduce our revenues and profits.

INTEGRATION OF THE BUSINESS AND PRODUCT OFFERINGS OF ACQUIRED COMPANIES COULD DISRUPT OUR BUSINESS OPERATIONS.

We have made a few acquisitions in the recent year and anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Any business we acquire will need to be integrated with our existing operations. While we have not had difficulty in the past effectively assimilating the business or product offerings of companies we have acquired, there can be no assurance that we will not have difficulties doing so in the future. In addition, we could incur unknown or contingent liabilities of acquired companies. Difficulties in integrating the operations and personnel of the acquired companies could disrupt our business operations, divert management's time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Our failure to adequately manage the integration of any acquisition could disrupt our business operations and lower our revenues and profits.

WE COULD FACE LIMITATIONS ON OUR ABILITY TO ACCESS THE CAPITAL MARKETS.

Our ability to access the capital markets is subject to various factors, including general economic and/or financial market conditions. The current conditions of the financial markets have adversely affected the availability of credit and liquidity resources and our access to capital markets is more limited until stability re-emerges in these markets.

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY EXCHANGE LOSSES.

Our products and services through our German and Russian Federation subsidiaries are sold in currencies other than the U.S. Dollar, which makes the management of currency fluctuations difficult and exposes us to risks. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could cause us to incur currency exchange losses. The risk will increase to the extent international revenue increases. The effect of exchange rate fluctuations on future operating results cannot be predicted. We have no experience in entering into currency hedging contracts, and if we use hedging to try to manage any future foreign currency exposure, we may incur hedging-related losses.

WE DO NOT PLAN TO PAY CASH DIVIDENDS.

Holders of our common stock are entitled to cash dividends when, as and if declared by the board of directors out of funds legally available for the payment of dividends. Our management does not anticipate the declaration or payments of any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

On July 1, 2007, Royal Style Design started leasing a 650 sq. ft. warehouse located at 2561 Forsythe Road, Unit D, Orlando, Fl. 32807.  It is leased annually at $460.00 per month pursuant to a year-to-year lease.  Approximately 120 sq. ft. is used as office space while the remaining space is used as a warehouse. Royal Style Design is purchasing three Toyota pickup trucks, purchased in December 2006 and January 2007, and has outstanding loans for the purchase of these trucks with an aggregate principal balance of $71,152 as of December 31, 2008.

On July 1, 2002, Forms Gallery started leasing a 2475 sq. ft. store front property located at 415 E. Atlantic Avenue, Delray Beach, Fl. 33431.  It was leased monthly at a rent of $2200 per month. On November 30, 2009 Forms Gallery terminated the lease agreement and a founder of the company contributed the building to the company.  Forms Gallery is currently in default on the mortgage for this building.  Forms Gallery has no leases of property or equipment.

On May 30, 2009 Kontakt started leasing office/warehouse space for $2,100 per month in Kazan, Russian Federation. The lease requires the Company to pay certain lease operating costs (such as maintenance and insurance).  The lease contains no escalation clauses or capital improvement funding provisions and requires three months’ notice to cancel.  The lease is renewable annually.

Fregat leases 2,411 sq feet, which includes 1,689 sq feet in Moscow and 721 sq feet in Saransk (office location). These leases require the Company to pay certain executory costs (such as maintenance and insurance).  The leases contain no escalation clauses or capital improvement funding provisions.  The leases are renewed annually.

On February 1, 2009 Bauelemente Kuhn started leasing a 2150 sq. ft. office/warehouse space for $1,180 per month and located in Lohne, Germany. The lease renews annually and requires the Company to pay certain lease operating costs (such as maintenance and insurance).  The lease contains no escalation clauses or capital improvement funding provisions and requires three months’ notice to cancel.  The lease is renewable annually.

On September 1, 2009 Kuechen-Schilling started leasing 8,600 sq. ft. office and warehouse space for $10,442 per month and located in Rodinghausen-Bruchmuhlen, Germany.  Some of these leases require the Company to pay certain executory costs (such as maintenance and insurance).  These leases are with Mr. Viktor Schilling, a related party.  The agreement between Mr. Viktor Schilling and the Company may be terminated by either party with a six month notice from the end of any quarter.  The leases contain no escalation clauses or capital improvement funding provisions.  These leases are currently on a month to month basis.

Item 3. Legal Proceedings.

None.

Item 4. Reserved.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded on OTC Bulletin Board market under the symbol “RYSD.OB”. Our common stock commenced trading on the OTC Bulletin Board market on September 4, 2009. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources.   Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2009	High	Low
Quarter ended September 30, 2009 (September 4 through September 30)	$5.00	$.05
Quarter ended December 31, 2009	$5.05	$4.51
Fiscal Year Ended December 31, 2010
Quarter ended March 31, 2010	$7.05	$6.00

As of March 31, 2010, we had approximately 207 record holders of our common stock.

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

The Company does not have, and has not at any time had in effect, any equity compensation plan.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2009	2008
Statement of operations data:
Net Sales	$1,217,560	$1,668,830
Net Earnings (Loss)	(175,240)	125,140

Balance sheet data:
Total assets	3,751,067	737,815
Current Liabilities	2,053,138	516,494
Long-term obligations	27,563

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company was incorporated in the State of Florida on July 7, 2006.  We specialized in customized surface installation solutions for floors, walls and other parts of the home using wood, glass, stone and ceramic tile in custom designed homes throughout central Florida.

Effective November 20, 2009, we entered into a Share Exchange Agreement with the stockholders of Diversified Global Holdings, Inc., a Delaware corporation (“DGH”), providing for the acquisition by the Company of 100% of the outstanding shares of common stock of DGH.   In connection with this Agreement, as of November 20, 2009, we issued 86,235,800 shares of our common stock to the stockholders of DGH. The issuance of these 86,235,800 shares effectively gave control of RSD to the DGH shareholders.  DGH is a holding company that owns all of the outstanding shares or equity interests in three companies: Forms Gallery, Inc., Delray Beach, Florida; Wood Imagination, Inc., Orlando, Florida; and Kontakt LLC, with its principal offices located at Kazan, Russian Federation.

Effective December 31, 2009, we entered into three Exchange and Acquisition Agreements  for the acquisition of three companies: Fregat Ltd., a limited company formed under the laws of Russia (“Fregat”),; Bauelemente Kuhn GmbH, a limited liability company formed under the laws of Germany (“Kuhn”); and Kuechen-Schilling GmbH, a limited liability company formed under the laws of Germany (“Schilling”).  In connection with these agreements, as of December 31, 2009, we issued an aggregate of 902,711 shares of our common stock to the owners of the three companies we acquired.

For accounting purposes only, the transaction with DGH was treated as a recapitalization of Royal Style Design, as of November 20, 2009, with DGH as the acquirer.  The financial statements prior to November 20, 2009 are those of DGH and reflect the assets and liabilities of DGH at historical carrying amounts. The financial statements show a retroactive restatement of DGH's historical stockholders' equity to reflect the equivalent number of shares issued to DGH. Our balance sheet at December 31, 2009, includes the assets and liabilities of Fregat, Kuhn and Schilling, which were acquired on December 31, 2009. Our results of operations for the two years ended December 31, 2009 include no operations of Fregat, Kuhn and Schilling, as the results of their operations will be included in operations from the date of their acquisition.

YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

Revenues

Revenues for the year ended December 31, 2009 were $1,217,560 as compared to $1,668,830 for the year ended December 31, 2008 representing a 27% decrease of approximately $451,000.  The Company attributes the decrease primarily to a downturn in the housing market that severely impacted revenue and decreases in revenue in our European market due to the economic crisis in 2009.

Cost of Sales

Cost of sales decreased approximately $231,000 or 23% from $1,017,952 for the year ended December 31, 2008 to $787,199 for the year ended December 31, 2009.  The Company attributes the decrease primarily to the decrease in sales during 2009.

General and Administrative Expenses

General and administrative expenses increased approximately $93,000 or 18.9% from $492,233 for the year ended December 31, 2008 as compared to $584,910 for the year ended December 31, 2009.  The Company attributes the increase primarily to a write-off of bad debts in the amount of $105,000, increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission offset, in part, by lower operating expenses due to the economic crisis during 2009.

Net Earnings (Loss)

For the year ended December 31, 2009, the Company incurred a net loss of approximately $175,000 as compared with net income of $125,000 for the year ended December 31, 2008.  The Company attributes the net loss in 2009 primarily to a decrease in revenue due to economic crisis and an increase in general and administrative expenses due to increased bad debts and higher professional fees during the year.

Liquidity and Capital Resources

As of December 31, 2009, the Company has a working capital of $287,000 and stockholders' equity of $1.7 million.  The Company finances its activities presently through operations and related party loans.

A subsidiary of the Company is presently in default of a mortgage secured by a building owned by the subsidiary.  No interest or principal payments have been made since May 2008.  The terms of the mortgage state if the mortgage is not paid, the balance should be immediately due and payable and the mortgage may be foreclosed.  As of December 31, 2008, the entire amount of approximately $162,000 is due.  No demand by the lender for payment or any foreclosure action has been taken.

Cash increased approximately $301,000 during the year ended December 31, 2009.  The increase is primarily due to $128,000 acquired in connection with the Company's 2009 acquisitions, net cash provided by operating activities of $129,000 and proceeds from loans of approximately $38,000.

Accounts receivable, inventory, accounts payable, accrued expenses and customer advances increased substantially as of December 31, 2009 as compared to December 31, 2008.  The Company primarily attributes these increases to amounts received as part of the acquisition of Fregat, Kuhn, and Schilling on December 31, 2009.  The increases were negligible in the Company's existing operations.

Property and equipment increased approximately $1.2 million due primarily to the contribution of a building in the amount of $1.0 million by a shareholder of the Company.

Trend Analysis by Industry Segment

Construction

Net sales for the year ended December 31, 2009 were $273,539 as compared to $271,631 for the year ended December 31, 2008 representing a 1% increase of approximately $1,908.  The Company attributes the increase primarily to an upturn in the U.S. housing and European markets towards the end of 2009.  The Company expects revenues to increase for 2010.

Capital expenditures decreased approximately $5,099 or 100% from $5,099 for the year ended December 31, 2008 to $0 for the year ended December 31, 2009.  The Company attributes the decrease primarily to the decrease in sales during 2009 and not wanting to purchase equipment during the economic downturn.  The Company cannot predict capital expenditures for 2010; however if the economy has an upswing investment in capital assets is likely as sales increase.

Technology

Net sales for the year ended December 31, 2009 were $745,796 as compared to $1,126,080 for the year ended December 31, 2008 representing a 34% decrease of approximately $380,284.  The Company attributes the decrease primarily to n downturn in the economy during 2009 and a lack of capital spending by customers.  The Company expects revenues to increase for 2010.

Capital expenditures decreased approximately $90,856 or 100% from $90,856 for the year ended December 31, 2008 to $0 for the year ended December 31, 2009.  The Company attributes the decrease primarily to the decrease in sales during 2009 and not wanting to purchase equipment during the economic downturn.  The Company cannot predict capital expenditures for 2010; however if the economy has an upswing, investment in capital assets is likely as sales increase.

Consulting

Net sales for the year ended December 31, 2009 were $47,333 as compared to $80,000 for the year ended December 31, 2008 representing a 41% increase of approximately $32,667.  The Company attributes the decrease primarily to the fact that most consulting work was obtained at the end of 2009 when the economy started to rebound.  A large contract was signed in 2009, part of that income was allocated to 2010.  The Company expects revenues to increase for 2010.

Capital expenditures decreased approximately $1,780 or 100% from $1,780 for the year ended December 31, 2008 to $0 for the year ended December 31, 2009.  The Company attributes the decrease primarily to the decrease in sales during 2009 and not purchasing equipment during the economic downturn.  The Company will expects increased capital expenditures in 2010 due to the fact that the Company is currently in the process of developing office space which will be used by the Company beginning May 2010.

Retail

Net sales for the year ended December 31, 2009 were $150,892 as compared to $191,119 for the year ended December 31, 2008 representing a 21% decrease of approximately $40,227.  The Company attributes the decrease primarily to a downturn in consumer spending due to the economic crisis of 2009.  Sales began rebounding towards the end of 2009 and the Company expects revenues to increase for 2010.

Capital expenditures increased approximately $17,093 or 100% from $0 for the year ended December 31, 2008 to $17,0930 for the year ended December 31, 2009.  The Company attributes the increase to the purchase of a vehicle which will be used for in home consultations and deliveries.  The Company hopes that the purchase of this asset will further help drive sales.  The Company cannot predict capital expenditures for 2010; however if the economy has an upswing investment in capital assets is likely as sales increase.

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

Note 1 to our audited Financial Statements included in this Report discusses the most significant policies we apply, or intend to apply, in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America.

Allowance for Doubtful Accounts

The principal accounting policy potentially subject to change as a result of our business operations is that relating to the treatment of our receivables and the related allowance for doubtful accounts that would be shown on our balance sheet. Our allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and in the electronic component resale industry in Europe, and the financial ability of our customers.  The Company believes that no allowance for doubtful accounts is necessary at December 31, 2009 and 2008 for the U.S. construction subsidiaries. For other subsidiaries, allowances for doubtful accounts have been provided. In the future we will continue to evaluate provisions for allowances for doubtful accounts depending on the financial strength of the customers that owe us payments, as well as our estimate of economic conditions generally in the areas where we operate.

Business Combinations

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009 and as a result, a total of $10,000 in acquisition related costs were charged to selling, general and administrative expenses during 2009.

Goodwill

Goodwill is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company tests goodwill for impairment, and has established December 31 as the annual impairment test date, using a fair value approach at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management.  Assets and liabilities of the Company have been assigned to the reporting units to the extent they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit.  The Company has determined that its reportable operating segments are its reporting units.

The goodwill impairment test is a two-step process.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares implied fair value of the reporting unit’s goodwill (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) with the carrying amount of that goodwill.  If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

Evaluation of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in ASC 360-15-35.  If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Foreign Currency Translation

The functional currency for foreign operations is the local currency and the United States dollar is the reporting currency.

Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period.  Translation adjustments are recorded in Other comprehensive income (loss).

New Financial Accounting Standards

During 2009, the Company adopted the revised accounting guidance related to business combinations.  This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The Company implemented this new guidance effective January 1, 2009.

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective January 1, 2009.  This implementation did not have a material impact on prior periods presented.

The FASB has published a update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent).  This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification.  The guidance in this update is effective for interim and annual periods ending after December 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial condition or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

ROYAL STYLE DESIGN, INC.
FINANCIAL STATEMENTS
December 31, 2009 and 2008

 Index
Page

Report of Independent Registered Public Accounting Firm	17

Report of Independent Registered Public Accounting Firm	18

Consolidated Balance Sheets as of December 31, 2009
and 2008	19

Consolidated Statements of Operations for the Years
Ended December 31, 2009 and 2008	20

Consolidated Statement of Stockholders' Equity for Each
of the Two Years in the Period Ended December 31, 2009	21

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2009 and 2008	22-23

Notes to Consolidated Financial Statements	24-38

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Royal Style Design, Inc. and Subsidiaries
Orlando. Florida

We have audited the accompanying consolidated balance sheet of Royal Style Design, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Royal Style Design, Inc. and Subsidiaries as of December 31, 2008, were audited by other auditors whose report, dated December 14, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates, CPA's Inc.

April 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Royal Style Design, Inc.
Altamonte Springs, FL  32701

We have audited the accompanying consolidated balance sheet of Royal Style Design, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wiener, Goodman & Company, P.C.
Eatontown, New Jersey

December 14, 2009

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$320,345	$19,581
Accounts receivable-net of allowance of $39,000 and $34,000, respectively	1,172,253	188,704
Notes receivable - related parties	53,573	30,500
Inventories	645,410	342,326
Other current assets	148,604	41,019
Total Current Assets	2,340,185	622,130

Property and equipment-net	1,273,922	115,685
Goodwill	49,610	-
Other assets	87,350	-

Total Assets	$3,751,067	$737,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$211,245	$-
Accounts payable	962,352	450,608
Accrued expenses	220,782	18,179
Customer advances	485,871	37,871
Due to related parties	117,948	5,125
Deferred revenue	52,667	-
Income taxes payable	2,273	4,711
Total Current Liabilities	2,053,138	516,494
Long-term Liabilities:
Long-term debt-less current portion above	27,563	-
Total Liabilities	2,080,701	516,494

Commitments & Contingencies	-	-
Stockholders' Equity:
Common Stock, $.001 par value; authorized 100,000,000 shares:
93,638,511and 86,235,800 shares issued and outstanding at
December 31, 2009 and 2008, respectively	93,637	86,235
Additional paid-in capital	1,716,579	(72,886)
Retained earnings (deficit)	(97,668)	242,914
Accumulated other comprehensive loss	(42,182)	(34,942)
Total Stockholders' Equity	1,670,366	221,321
Total Liabilities and Stockholders' Equity	$3,751,067	$737,815

See Notes to Consolidated Financial Statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2009	2008
Net sales:
Revenue	$1,217,560	$1,668,830

Cost and expenses:
Cost of sales	787,199	1,017,952
General and administrative	584,910	492,233
	1,372,109	1,510,185

(Loss) income from operations	(154,549)	158,645

Other income (expense):

Interest expense	(2,345)	(4,080)
(Loss) earnings before
provision for income taxes	(156,894)	154,565

Provision for income taxes	18,346	29,425

Net (loss) earnings	$(175,240)	$125,140
(Loss) earnings per common share
- basic and diluted	$(0.00)	$0.00

Weighted average number of common
shares outstanding - basic and diluted	86,897,177	86,235,800

See Notes to Consolidated Financial Statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Retained	Accumulated
	Common Stock		Paid-in	Earnings	Other Comprehensive	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Income (Loss)	Total

Balance, January 1, 2008	86,235,800	$86,235	$(85,356)	$117,774	$7,479		$126,132

Assets contributed by shareholders			10,870				10,870

Foreign currency adjustment					(42,421)	(42,421)	(42,421)

Contribution from shareholders			1,600				1,600

Net earnings				125,140		125,140	125,140

Comprehensive income						$82,719

Balance, December 31, 2008	86,235,800	86,235	(72,886)	242,914	(34,942)		221,321

Assets contributed by shareholders			728,815				728,815

Effect of reverse acquisition	6,500,000	6,500	158,842	(165,342)			-

Foreign currency adjustment					(7,240)	$(7,240)	(7,240)

Issuance of common stock for acquisitions	902,711	903	901,808		-	-	902,711

Net (loss)				(175,240)		(175,240)	(175,240)

Comprehensive loss						$(182,480)

Balance, December 31, 2009	93,638,511	$93,638	$1,716,579	$(97,668)	$(42,182)		$1,670,367

See Notes to Consolidated Financial Statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended,
	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(175,240)	$125,140
Adjustments to reconcile net cash
provided by operating activities:
Depreciation and amortization	15,349	5,846
Allowances for bad debts	(7,499)	31,543
Changes in operating assets and
Liabilities	295,971	(118,722)

Net cash provided by operating activities	128,581	43,807

Cash flows from investing activities:
Cash from acquisitions	128,109	-
Advances on note receivable	-	(30,500)
Repayments on note receivable	30,500	-
Purchase of property and equipment	(17,093)	(97,735)

Net cash provided by (used in) investing activities	141,516	(128,235)

Cash flows from financing activities:
Contribution from shareholder	-	1,600
Payments on debt	(6,792)	-
Proceeds from loan	12,859	-
Proceeds from advances from related party	24,600	5,125

Net cash provided by financing activities	30,667	6,725

Effect of exchange rate changes on cash	-	592

Net increase (decrease) in cash and cash equivalents	300,764	(77,111)

Cash and cash equivalents-beginning of year	19,581	96,692

Cash and cash equivalents-end of year	$320,345	$19,581

See Notes to Consolidated Financial Statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended,
	December 31,
Supplementary Information:	2009	2008
Cash paid during the year for:
Interest	$2,345	$4,080
Income taxes	$-	$21,101
Noncash contribution of assets by shareholder	$728,815	$10,870

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	$86,095	$(252,580)
Decrease in inventory	86,505	64,961
Increase in prepaid expenses	(19,005)	-
Decrease in accounts payable and accrued expenses	29,918	115,727
Increase in customer advances	62,229	(44,448)
Increase in deferred revenue	52,667	-
Increase (decrease) in income tax payable	(2,438)	(2,382)

Net cash provided by operating activities	$295,971	$(118,722)

Details of Acquisitions:
Fair market value of assets acquired	$1,949,807
Liabilities assumed	1,047,096

Common stock issued	$902,711

See Notes to Consolidated Financial Statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.            DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Royal Style Design, Inc. (the “Company” or “Royal Style Design”) operates primarily in four industries in two geographical areas - the United States and Europe.  The Company is engaged in custom construction activities in Germany and as a wholesale distributor of electronic components in Russia, and is engaged in similar custom construction activities for the design and installation of stonework and cabinet making and millwork in custom design homes and in the retail sale of high-end contemporary works of art and jewelry in the United States.  The U.S. operations also separately provide business investment consulting services to small private companies.  Sales are predominantly in the United States, Russia and Germany.

Basis of Presentation

On November 20, 2009, Royal Style Design entered into a Share Exchange Agreement ("Agreement") with the stockholders of Diversified Global Holdings, Inc. a Delaware corporation, ("DGH"), providing for the acquisition by Royal Style Design of 100% of all the outstanding shares of common stock of DGH.  In connection with the agreement, as of November 20, 2009, Royal Style Design issued 86,235,800 shares of its common stock to the stockholders of DGH.  The issuance of these 86,235,800 shares effectively gave control of Royal Style Design to the stockholders of DGH.

For accounting purposes only, the transaction was treated as a recapitalization of DGH, as of November 20, 2009, with DGH as the acquirer.  The financial statements prior to November 20, 2009 are those of DGH and reflect the assets and liabilities of DGH at historical carrying amounts. The financial statements show a retroactive restatement of DGH's historical stockholders' equity to reflect the equivalent number of shares issued to DGH.

On July 1, 2009, the Financial Accounting Standards Board ("FASB") established Accounting Standards Codification ("ASC") as the primary source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including businesses acquired since their respective dates of acquisition.  All intercompany transactions and balances have been eliminated.

Economic and Political Risks

Two of the Company's subsidiaries, Kontakt Limited Liability Company ("Kontakt") and Fregat Limited Liability Company ("Fregat"), face a number of risks and challenges since their operations are in the Russian Federation and its primary market is in the Russian Federation.  100% of Kontakt's and Fregat's revenue are earned in the Russian Federation and 100% of Kontakt's and Fregat's assets are located in the Russian Federation.  Management cannot presently predict what future impact the political risk will have on the Company, if any, or how the political climate in the Russian Federation will affect the Company’s operations.  Accordingly, events resulting from any change in the political climate could have a material effect on the Company.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Use of Estimates

The preparation of the financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used in determining such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the ASC 605, "Revenue Recognition".

Revenue is recognized for the retail sale of contemporary works of art when title to the merchandise passes to the purchaser.

Revenue is recognized in custom construction activities such as the design and installation of stonework and cabinet making and millwork in custom design homes as each stage is completed, based on a percentage of the projected costs.  There are no customer acceptance provisions in its sales contracts.  The majority of the revenue has been received from developers.

Revenue from the sale of electronic components and other custom construction activities is recognized when the product has been delivered and title and risk have passed to the customer, collection of the resulting receivable is deemed reasonable assured, and the sales price is fixed and determinable.  Substantially all of the shipments are FCA (free carrier) which provide for title to pass upon delivery to the customer's freight carrier.

Revenue from consulting fees is recognized when earned.  Consulting fees received in advance are amortized over the life of the contract.  Unearned consulting fees are recorded as deferred revenues on the Company's consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements and money market funds with maturities of 90 days or less when purchased.  The cash balances are held at a few institutions and may, at times, exceed insurable amounts.  The Company believes it mitigates this risk by depositing cash in major financial institutions.

Accounts Receivables

Accounts receivables are recorded after title passes to the purchaser and are presented in the balance sheet net of allowances for doubtful accounts.  Accounts receivables are written off when they are determined to be uncollectible.  The Company receives advances from customers prior to the delivery of the products.  The Company records these advance payments as Customer Advances on the Company’s consolidated balance sheet.  Customer advances as of December 31, 2009 and 2008 were $485,871 and $37,871, respectively.  The allowance for doubtful accounts is estimated based on the Company's historical losses, the existing economic condition in the industry, and the financial ability of its customers.  For the years ended December 31, 2009 and 2008 the Company established a reserve for doubtful accounts of $39,000 and $34,000, respectively.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

During the years ended December 31, 2009 and 2008 the Company wrote off receivables in the amount of $21,270 and $151,453, respectively, which is included in the general and administrative expenses in the Consolidated Statement of Operations.

Inventories

Inventories are stated at the lower of cost or market.  The Company also receives goods on consignment and payment is made to the consignor when title to the merchandise passes to the purchaser.

Depreciation

Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Depreciable
Asset	Lives
Vehicles	3 years
Machinery and equipment	5 - 7 years
Signs	5 years
Building and improvements	30 years

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent they believe these assets will more-likely-than-not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company accounts for income taxes in accordance with the Internal Revenue Code in the United States, the Internal Income Tax Law of the Russian Federation and the Income Tax Law of the Republic of Germany. The Russian Federation subsidiaries are taxed at a rate of 24% and the Republic of Germany subsidiaries are taxed at a rate of 15%.

Business Combinations

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009 and as a result, a total of $10,000 in acquisition related costs were charged to selling, general and administrative expenses during 2009.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Goodwill

Goodwill is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company tests goodwill for impairment, and has established December 31 as the annual impairment test date, using a fair value approach at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management.  Assets and liabilities of the Company have been assigned to the reporting units to the extent they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit.  The Company has determined that its reportable operating segments are its reporting units.

The goodwill impairment test is a two-step process.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares implied fair value of the reporting unit’s goodwill (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) with the carrying amount of that goodwill.  If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

Evaluation of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in ASC 360-15-35.  If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and notes receivable.

The Company's cash and cash equivalents are concentrated primarily in one bank in the United States and various banks in Germany and Russia.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institution that holds the Company financial instrument is financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

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

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Earnings Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the years ended December 31, 2009 and 2008, there were no potential shares outstanding.

Fair Value of Financial Instruments

The Company adopted ASC 820, "Fair Value Measurements and Disclosures" on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.   The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2009 and 2008.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

		Assets at Fair Value as of December 31, 2009 and 2008 Using
December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$320,345	$320,345	$-	$-

December 31, 2008	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$19,581	$19,581	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial liabilities with the scope of the fair value disclosure requirements as of December 31, 2009.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  As of December 31, 2009, there was no impairment to goodwill.  The Company's interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.

Foreign Currency Translation

The functional currency for foreign operations is the local currency and the United States dollar is the reporting currency.

Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period.  Translation adjustments are recorded in Other comprehensive income (loss).

New Financial Accounting Standards

During 2009, the Company adopted the revised accounting guidance related to business combinations.  This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The Company implemented this new guidance effective January 1, 2009.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective January 1, 2009.  This implementation did not have a material impact on prior periods presented.

The FASB has published a update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent).  This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification.  The guidance in this update is effective for interim and annual periods ending after December 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial condition or cash flows.

2.             ACQUISITIONS

Effective December 31, 2009, the Company entered into three Exchange and Acquisition Agreements (the “Agreements”) for the acquisition of three companies: Fregat Ltd., a limited company formed under the laws of Russia (“Fregat”), for the acquisition of which the Company issued 203,698 shares of its common stock to the owner of all of the outstanding ownership interests in Fregat; Bauelemente Kuhn GmbH, a limited liability company formed under the laws of Germany (“Kuhn”), for the acquisition of which the Company issued 63,233 shares of its common stock to the owner of all of the outstanding ownership interests in Kuhn; and Kuechen Schilling GmbH, a limited liability company formed under the laws of Germany (“Schilling”), for the acquisition of which the Company issued 635,780 shares of its common stock to the owner of all of the outstanding ownership interests in Schilling.  In connection with the Agreements, as of December 31, 2009, the Company issued an aggregate of 902,711 shares of its common stock to the owners of the three companies the Company acquired.

Each of the agreements entered into with the three companies acquired on December 31, 2009, provides the former owners to require the Company to initiate the regulatory filing process for clearance by the Securities and Exchange Commission to register the shares received by the former owners, subject to the Company's Board approval, and for the right of each former owner to repurchase ownership of the subsidiary they sold to the Company at any time in the first year following the closing date, by such former owner paying the Company the value of that subsidiary, as such value is determined by the Company's Board of Directors.

The aggregate purchase price was $902,711, the fair value of the common stock issued.  The results of operations of the three companies acquired will be included in the consolidated financial statements beginning January 1, 2010.  The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

At December 31, 2009

Purchase price:
Common stock issued	$902,711
Total consideration		$902,711

Allocation of purchase price:
Cash		121,592
Accounts receivable		1,043,268
Notes receivable - related parties		53,573
Inventories		389,589
Other current assets		84,733
Property, plant and equipment		120,517
Other assets		86,925
Goodwill		49,610

Total Assets Acquired		1,949,807

Current portion of long-term debt		25,234
Accounts payable		500,358
Accrued expenses		135,733
Customer advances		385,771

Total Liabilities Assumed		1,047,096

Net Assets Acquired		$902,711

The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the results of operations of Fregat, Kuhn and Schilling will be included in the Company's consolidated financial statements from January 1, 2010.

The following unaudited pro forma summary of results of operations assume Fregat, Kuhn and Schilling had been acquired as of January 1, 2008:

	Years Ended
	December 31,
	2009	2008
Net revenue	$5,816,992	$6,778,469
Net earnings (loss)	(146,566)	107,015
Earnings (loss) per share - diluted	(0.00)	0.00

The information above is not necessarily indicative of the results of operations if the acquisition had been consummated as of January 1, 2008.  Such information should not be construed as a representation of the future results of operations of the Company.

3.             GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition.  Effective January 1, 2009, acquisition related costs will be recognized separately from the acquisition in accordance with ASC 805, "Business Combinations".

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The changes in the carrying value of goodwill for the year ended December 31, 2009 is as follows:

Total

Balance, December 31, 2008	$-

Acquired during the year ended
December 31, 2009	49,610

Balance, December 31, 2009	$49,610

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a non recurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.

4.             PROPERTY and EQUIPMENT

Property, plant and equipment consist of furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.

	December 31,
	2009	2008

Machinery & equipment	$48,430	$16,980
Vehicles	147,052	8,051
Buildings and building improvements	1,113,268	110,131
	1,308,750	135,162
Less: accumulated depreciation	34,828	19,477
	$1,273,922	$115,685

In November 2009, a shareholder of the Company contributed a building to the Company with a fair value of approximately $1 million in accordance with an appraisal performed by an independent third party, and related debt of approximately $271,000.

Depreciation expense for the years ended December 31, 2009 and 2008 was $15,349 and $5,846, respectively.

5.             NOTES RECEIVABLE - RELATED PARTIES

A)	In October 2008, the Company advanced Alfa Investment Fund, a company owned by a major shareholder of the Company, $30,500. The advance is interest free. The advance was repaid in full in 2009.

B)
In connection with the acquisition of Kuhn, the Company has a receivable from a shareholder as of December 31, 2009 in the amount of $53,573.  The note bears interest at 5% per anum and is due upon demand.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

6.             INVENTORIES

As of December 31, 2009 and 2008, inventory consists of the following:

	December 31,
	2009	2008
Finished goods	$394,272	$112,176
Work in progress	148,815	-
Raw materials	3,070	-
Advance deposits	99,253	230,150
	$645,410	$342,326

The Company prepays various suppliers for inventory.  The deposits paid in advance are included as a component of the Company's inventory.

7.             DEBT

Long-term debt consists of the following:

	December 31,
	2009	2008
Mortgage payable, interest at 10%, monthly payment	$162,217	$-
of $2,200, due June 2011, collaterized
by a building and the personal guarantee
of a shareholder (1)

Automobile loans, interest at 0 - 5.9%, monthly payments	51,356	-
of $2,028, due December 2010 through December 2013

Automobile loan, interest at 14%, monthly payment	13,590	-
of $1,224 due November 2010

Automobile loan, interest at 5%, monthly payment	4,689	-
of $469 due October 2010

Loan payable, interest free, due upon demand	6,956	-
	238,808	-
Less current portion	211,245	-
	$27,563	$-

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table shows the maturities by year of the total amount of long-term debt as of December 31, 2009:

Year Ending December 31,
2010	211,245
2011	21,810
2012	3,285
2013	2,468
$238,808

(1) The mortgage is currently in default.  No payments of principal or interest have been made since May 2008.  The terms of the mortgage state if the mortgage is not paid, the balance shall be immediately due and payable and the mortgage may be foreclosed.  As of the date of this report, no demand by the lender for payment or any foreclosure action has been taken.

8.             ACCRUED EXPENSES

	December 31,
	2009	2008
Professional fees	$58,659	$-
Salaries	36,166	-
Taxes payable	62,197	-
Warranty	18,434	-
Other	45,326	18,179
	$220,782	$18,179

9.             COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock of which 93,638,511 shares are outstanding as of December 31, 2009.

10.           INCOME TAXES

The Company adopted the provisions of FASB ASC 740, "Income Taxes", ("ASC 740") on January 1, 2008.  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liabilities or equity for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will setup a liability for interest and penalties.  The Company policy is to recognize interest and penalties related to uncertain tax positions as a component at the current provision for income taxes.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The provision for income taxes consists of the following:

	For the Years Ended
	December 31,
	2009	2008
Current:
Federal:	$-	$4,711
Foreign:	18,346	24,714
	18,346	29,425
Deferred:
Federal:	-	-
Foreign:	-	-
	-	-
	$18,346	$29,425

A reconciliation of taxes on income computed at the federal stated rate to amounts provided:

	For the Years Ended
	December 31,
	2009	2008
Tax computed at the federal stated
rate of 34%:	$(53,343)	$52,552
Increase (decease) in taxes resulting from:
Different tax rates and permanent
differences:	18,346	(23,127)
Unused net operating losses	53,343	-
	$18,346	$29,425

The Company files income tax returns in all jurisdictions in which it has reason to believe it is subject to tax.  The Company is subject to examination by various taxing jurisdictions.  To date, none of these examinations has resulted in any material additional tax.  Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdictions laws or regulations.  Significant judgment is required in determining the worldwide provisions for income taxes.  In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions.  It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities.  The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments.  The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Components of deferred income tax assets are as follows:

	December 31,
	2009	2008
	Tax Effect
Deferred Tax Asset - Current
Foreign net operating loss carryforward	$31,000	$-
U.S. net operating loss carryforward	82,000	58,000
Valuation allowance	(113,000)	(58,000)
	$-	$-

As of December 31, 2009, the Company recorded a deferred tax asset with a foreign net operating loss ("NOL") carryforward of approximately $205,000 and U.S. net operating loss carryforward of approximately $240,000 that was fully offset by a valuation allowance due to the determination that it was more than likely that the Company would be unable to utilize those benefits in the foreseeable future.  The Company's foreign NOL expires in 2015 and the U.S. NOL expires in 2025.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carryforwards to offset taxable income when an ownership change occurs.  The Company's reverse recapitalization meets the definition of an ownership change and some of the NOL's will be limited.

11.           RELATED PARTY TRANSACTIONS

a)
A stockholder of the Company advanced the Company $5,125 during the year ended December 31, 2008 and $24,600 during the year ended December 31, 2009.  The advance is interest free and due on demand.  No payments have been made against the advance and the amount due the related party is $29,725 and $5,125 at December 31, 2009 and 2008, respectively.

b)
In connection with the contribution of a building to the Company by a shareholder, the Company is obligated to reimburse the shareholder for payments made by the shareholder in connection with the building.  The note to the shareholder bears interest of 5% per anum and is due upon demand.  As of December 31, 2009, the amount due the shareholder was $88,223.

c)
On May 1, 2009, a subsidiary of the Company entered into an investment consulting agreement with Alpha Limited, a company owned by a major shareholder of the Company.  The subsidiary paid Alpha Limited $50,000 in consulting fees during the year ended December 31, 2009.

12.           BUSINESS SEGMENT INFORMATION

FASB ASC 280-10-10 "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management.  The Company is organized by geographical area and industry segment.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following financial information relating to the Company's business segments:

	2009	2008
Net sales by geographic areas:
United States	$471,764	$542,750
Europe	745,796	1,126,080
	$1,217,560	$1,668,830
Net sales by industry segment:
Electronic components	$745,796	$1,126,080
Art work and jewelry	150,892	191,119
Construction	273,539	271,631
Other	47,333	80,000
	$1,217,560	$1,668,830

	2009	2008
(Loss) income from operations:
Electronic components	$(106,811)	$148,423
Artwork and jewelry	(6,262)	2,076
Construction	(39,023)	(12,366)
Other	(2,453)	20,512
	$(154,549)	$158,645
Capital Expenditures:
Electronic components	$-	$90,856
Artwork and jewelry	17,093	-
Construction	-	5,099
Other	-	1,780
	$17,093	$97,735
Depreciation and Amortization:
Electronic components	$37	$57
Artwork and jewelry	6,485	1,248
Construction	8,471	4,470
Other	356	71
	$15,349	$5,846

Total Assets:
United States	$1,222,606	$54,160
Europe	2,528,461	683,655
	$3,751,067	$737,815

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

13.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various office and warehouse facilities.  The leases contain no escalation or capital improvement funding provisions.  Two of the leases are to related parties.  The terms of the leases vary with various leases on a month to month basis or long-term basis.  Some leases contain terms as to when notices are needed to terminate the leases by either lessor or lessee.

Future minimum lease payments for operating leases are approximately as follows:

Year Ending
December 31,
2010	$51,975
2011	-
Thereafter	-
$51,975

Rent expense was $34,576 and $62,352 for the years ended December 31, 2009 and 2008, respectively.

14.           SUBSEQUENT EVENTS

In February 2010, the Company entered into three Letters of Intent to purchase the outstanding common stock of Technostroy, LTD ("Technostroy"), Tatnefteprovodstroy, OJSC ("Tatnefteprovodstroy"), and Xerxis Consulting, LLC ("Xerxis").  Under the terms of the Letters of Intent, the companies agree to negotiate the purchase of the outstanding shares and details the conditions for the mutual exchange of information.  The Company expects the due diligence process will take approximately three months.

Technostroy is a construction and logistics company located in the Romanian Federation.  Tatnefteprovodstroy is a company located in the Russian Federation that constructs oil, gas and product pipelines with completed projects in the Russian Federation, China, Kuwait, Iraq and France.  Xerxis formerly known as Rademacher Consulting GmbH, is a skilled labor, temporary employment agency.  Xerxis recently relocated its headquarters to Orlando, Florida, and has a database of over 1,000 skilled workers.

Subsequent events have been reviewed through April 2, 2010.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2009, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

We have three officers and directors as follows:

Name	Age	Positions and Offices Held

Richard Lloyd	31	President, Chief Executive Officer and Director

Nikolay Lobachev	27	Chief Financial Officer and Director

Dmitry Terikov	26	Chief Operating Officer, Secretary and Director

On December 17, 2009, Mr. Ivan Sorokoumov resigned as a director and Chief Financial Officer, and Mr. Nikolay Lobachev resigned as Chief Executive Officer, and the Board appointed Mr. Richard Lloyd as a director to fill the vacancy resulting from the resignation of Mr. Sorokoumov and as Chief Executive Officer.  In addition, Mr. Lobachev was appointed as Chief Financial Officer.

Richard Lloyd; CEO & Director

Mr. Richard Lloyd, age 31, was appointed President and Chief Executive Officer of the Company on December 17, 2009.  He is also currently the CEO of Alfa Investment Fund, a business consulting company located in Orlando, Florida.  He has held this position since January 2006.  In 2008 he was elected as CFO of IAC Holdings which he resigned October, 2008.  From 2002 until 2004 he served in the United States Army.   Mr. Lloyd's education includes the University of Maryland, in College Park, Maryland in 2004 and the University of Central Florida in 2006; he received his AA degree in Management Information Systems from Valencia College, Orlando, Florida in 2006.  At Valencia his accompanying major areas of study were accounting and economics.  He received his BA degree in Economics in 2009, from the University of Berkley, Chicago, Illinois.

Nikolay Lobachev; CFO, Secretary & Director

Mr. Nikolay Lobachev, 27, graduated from Moscow State Open University in Russia with a Bachelors Degree in Law.  He is currently the Chief Financial Officer and a director of the Company.  He became one of the three original founding shareholders of the Company in July 2006, acted as our Chief Executive Officer from that time to December 17, 2009.  He was appointed our Chief Financial Officer on that date. Prior thereto, from March 2005 to July 2006, he operated an installation and remodeling business in the Orlando area, which was the predecessor business to the Company’s business.  From August 2004 to March 2005 Mr. Lobachev worked as a manager for Daynova LLC, a construction company located in Orlando, Florida.  Prior to that Mr. Lobachev was as a consultant for Garant Ltd., a legal advice office in Moscow, Russia from June 2001 to May 2003.  He is also bilingual, speaking fluent Russian and English.

Dmitry Terikov; COO & Director

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

Involvement in Certain Legal Proceedings.

Except as stated below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of our Company:

•	was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Mr. Nikolay Lovachev, our Chief Financial Officer and director, Mr. Ivan Sorokoumov, our former Chief Financial Officer and former director, and Dmitry Terikov, our Chief Operating Officer and director were required to file Form 3’s on February 18, 2009.  Such forms were filed on April 28, 2009.  Mr. Richard Lloyd, our Chief Executive Officer and a Director, was required to file a Form 3 on November 30, 2009; Mr. Lloyd’s Form 3 and Schedule 13D were filed on January 8, 2010.

Corporate Governance

Committees of our Board of Directors

We do not have a separate Audit Committee. Our Board of Directors performs the functions usually designated to an Audit Committee. We intend shortly to establish an Audit Committee with one or more independent directors.

The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company, the current levels of compensation to corporate officers and the beneficial ownership by three stockholders of more than 90% of the Company’s outstanding common stock. The Board will consider establishing compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight is given to experience relevant to the Company’s operations in Florida and the Russian Federation and familiarity with international business issues.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Information Statement. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 2561 Forsythe Road, Unit D, Orlando, FL 32807 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

In general, advance notice of nominations of persons for election to our Board or the proposal of business to be considered by the shareholders must be given to our Secretary no earlier than the October 1 or later than December 1 preceding the next year's annual meeting, which would be scheduled in the month of May or June.

A shareholder's notice of nomination should set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director, if elected); (ii) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (A) the name and address of such shareholder, as they appear on our books, and of such beneficial owner, (B) the number of shares of our common stock that are owned (beneficially or of record) by such shareholder and such beneficial owner, (C) a description of all arrangements or understandings between such shareholder and such beneficial owner and any other person or persons (including their names) in connection with the proposal of such business by such shareholder and any material interest of such shareholder and of such beneficial owner in such business, and (D) a representation that such shareholder or its agent or designee intends to appear in person or by proxy at our annual meeting to bring such business before the meeting.

Other Information about our Board of Directors

During 2009, our Board of Directors acted five times by written consent.

Attendance of Directors at Shareholder Meetings

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compens- ation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings	All Other Compen- sation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard Lloyd, President and Chief Executive Officer (1)	2009	-0-							-0-
Nikolay Lobachev, President and Chief Executive Officer (2)	2007	$64,432							$64,432
	2008	$33,085							$33,085
	2009	$5,000							$5,000
Ivan Sorokoumov, Chief Financial Officer (3)	2007	$61,904							$61,904
	2008	$33,085							$33,085
	2009	$5,000							$5,000
Dmitry Terikov, Chief Operating Officer	2007	$81,012							$81,012
	2008	$33,085							$33,085
	2009	$5,000							$5,000
(1)	Mr. Lloyd was appointed as President and Chief Executive Officer on December 17, 2009.
(2)	Mr. Lobachev resigned as President and Chief Executive Officer on December 17, 2009, and was appointed Chief Financial Officer on that date.
(3)	Mr. Sorokoumov resigned as Chief Financial Officer on December 17, 2009.

The Company has no stock option or other executive compensation plans.

The Company does not compensate its three directors separately for services performed in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2010, each person known by us to be the beneficial owner of five percent or more of the Company's voting Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. At March 31, 2010, 93,638,511 shares of common stock were issued and outstanding.

Name	Number of Shares Owned Beneficially	Ownership Percentage of Class
Richard Lloyd 12609 Weatherford Way Orlando, FL. 32832 (1)	28,000,100	29.90%

Vadim Enikeev 320 Golf Brook Cir. #210 Longwood, FL. 32779 (1)	28,000,100	29.90%

Nikolay Uraev 32 Amirkhana Prospect, Apt. 63 Kazan, Republic of Tatarstan 420132	29,600,000	31.61%

Nikolay Lobachev 470 Majestic Way Altamonte Springs, FL 32714	1,000,000	1.06%

Dmitry Terikov 324 Spring Leap Circle Winter Garden, FL 34787	1,000,000	1.06%

All Officers and Directors as a Group (3 persons)	30,000,100	32.03%

(1)    Richard Lloyd and Vadim Enikeev each beneficially own 100 shares of common stock by reason of their 50% each ownership of Alpha Investment Fund LLC, Orlando, Florida, which owns 200 shares of common stock.

The Articles of Incorporation of the Company as originally filed on July 7, 2006 provided for authorized capital stock of 100 shares of common stock, par value $.10 per shares.  On July 10, 2006, the Company issued one share of common stock to each of the three founding stockholders.  Effective October 9, 2008, the Company amended its articles of incorporation to increase the number of shares of authorized common stock to 100,000,000 shares of common stock, par value $.001 per share; to authorize a new class of preferred stock, par value $.001 per share; and to change each of the three outstanding shares of common stock, par value $.10 per share, into 1,000,000 shares of common stock, par value $.001 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Formation of Company

On June 10, 2006, the Company issued one share each to Nikolay Lobochev, Ivan Sorokoumov and Dmitry Terikov, the founders of the Company for nominal stated consideration.  Effective October 9, 2008, the Company amended its articles of incorporation to increase the number of authorized common stock to 100,000,000 shares of common stock, par value $.001 per share; to authorize a new class of preferred stock, par value $.001 per share; and to change each of the three outstanding shares of common stock, par value $.10 per share, into 1,000,000 shares of common stock, par value $.001 per share.  On October 9, 2008, the Company issued 500,000 shares of common stock to Alexander Sorokoumov, the father of Ivan Sorokoumov, our former Chief Financial Officer, for consulting services to be performed in the area of business growth and development.

November 20, 2009 Acquisitions

Effective November 20, 2009, we entered into a Share Exchange Agreement (the “Agreement”) with the stockholders of Diversified Global Holdings, Inc., a Delaware corporation (“DGH”), providing for the acquisition by the Company of 100% of the outstanding shares of common stock of DGH.  In connection with the Agreement, as of November 20, 2009, we issued 86,235,800 shares of our common stock to the stockholders of DGH. The issuance of these 86,235,800 shares effectively gave control of RSD to the DGH shareholders.  Our Board saw this action as essential to the survival to the Company and as the best course of action for our shareholders.  At a closing held on November 20, 2009, pursuant to the Agreement we acquired from the five stockholders of DGH 100% of the outstanding shares of common stock of DGH, in exchange for our issuance of 86,235,800 shares of our common stock, valued at $86,235.

DGH is a holding company that owns all of the outstanding shares or equity interests in three companies: Forms Gallery, Inc., Delray Beach, Florida; Wood Imagination, Inc., Orlando, Florida; and Kontakt LLC, with its principal offices located at Kazan, Russian Federation.

In connection with the acquisition, the following shareholders of DGH received shares of our common stock as follows in exchange for their shares of DGH:

Name	Number of Shares
Richard Lloyd	28,000,000

Vadim Enikeev	28,000,000

Nikolay Uraev	29,100,000

Victor Belitchenko	135,800

Carole Lynn	1,000,000

Our rationale for the transfer of control of our company to the shareholders of DGH was based on the following. In operating this public company, it came to the attention of our Board that we are in need of additional management, resources and cash. In our last quarterly report we received a going concern qualification in regards to our cash flow and it has become evident that, without additional management and experience and the addition of profitable operating assets to the Company, we will not be able to support our operations. Our construction business, and the construction business in Florida in particular, is not adequate to support a profitable public company.  After much thought and consideration the Board of Directors of the Company determined that it was in the best interest of our shareholders to transfer control of the operations of the Company to a more capable management team and to bring in some additional assets in the form of three companies.  Through their experience with DGH, the Board believes that this team has the ability to expand the operations of the Company, and in particular as being capable of procuring additional acquisitions, so as to increase shareholder value. We view this transaction as possibly the first stage of an expansion of the company so that it will become a viable operating entity.

December 31, 2009 Acquisitions

Effective December 31, 2009, we entered into three Exchange and Acquisition Agreements (the “Agreements”) for the acquisition of three companies: Fregat Ltd., a limited company formed under the laws of Russia, for the acquisition of which we issued 203,698 shares of our common stock to the owner of all of the outstanding ownership interests in Fregat; Bauelemente Kuhn GmbH, a limited liability company formed under the laws of Germany, for the acquisition of which we issued 63,233 shares of our common stock to the owner of all of the outstanding ownership interests in Kuhn; and Kuechen-Schilling GmbH, a limited liability company formed under the laws of Germany, for the acquisition of which we issued 635,780 shares of our common stock to the owner of all of the outstanding ownership interests in Schilling.  In connection with the Agreements, as of December 31, 2009, we issued an aggregate of 902,711 shares of our common stock to the owners of the three companies we acquired on that date.

In connection with the acquisition, the following shareholders of the acquired companies received shares of our common stock as follows in exchange for their shares of the subsidiary transferred by them to the Company:

Name	Number of Shares	Valuation

Victor Schilling	635,780	$635,780

Valerian Kuhn	63,233	$63,233

Sergey Vilchenkov	203,698	$203,698

TOTAL	902,711	$902,711

Terms of Acquisition Agreements

Each of the Acquisition Agreements for the companies we acquired on November 20 and December 31, 2009, provides that each of the former owners has the right, on or before the third anniversary of the closing date, to require us to initiate the regulatory filing process for clearance by the SEC of the spin-off to our shareholders of the shares of our subsidiary formerly owned by such owner, and following SEC approval of the regulatory filings in connection with the spin-off and the pro-rata distribution of the shares of the subsidiary as a dividend to our shareholders, the business of the subsidiary so spun off would be operated by its management. Exercise of these rights by the former owners of our subsidiaries would be subject to approval of our Board of Directors. In addition, each former owner has the right to repurchase ownership of the subsidiary they sold to us at any time in the first year following the closing date, by such former owner paying to us the value of that subsidiary, as such value is determined by our Board of Directors.

Director Independence

All of our directors are employees and would not be classified as “independent” under the rules of the Securities and Exchange Commission.

Item 14.  Principal Accountant Fees and Services

(1) Aggregate fees for the last two years:

	2008	2009

	$39,411	$34,750

(2) Audit related fees:	2008	2009

	$36,671	$34,750

(3) Tax fees:
	2008	2009

	$-0-	$-0-

(4) All other fees: NA

(5) Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees: NA

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, filed July 7, 2006. [Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G, filed with the Commission on December 10, 2008.]
3.1a	Amendment to Articles of Incorporation, filed October 9, 2008. [Incorporated by reference to Exhibit 3.1a to the Company’s Form 10-12G, filed with the Commission on December 10, 2008.]
3.2	By-Laws. [Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G, filed with the Commission on December 10, 2008.]
10.1	Form of Customer Estimate. [Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12G, filed with the Commission on December 10, 2008.]
10.2
Lease Agreement dated September 1, 2008, between the Company and Marlon Industrial Park. [Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12G, filed with the Commission on December 10, 2008.]

10.3
Share Exchange Agreement, dated as of November 20, 2009, between the Company, Diversified Global Holdings, Inc. and its stockholders. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on November 25, 2009.]

10.4
Exchange and Acquisition Agreement, dated as of December 31,2009, between the Company, Fregat Ltd. and its owner. [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2009.]

10.5
Exchange and Acquisition Agreement, dated as of December 31, 2009, between the Company, Bauelemente Kuhn GmbH and its owner. [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2009.]

10.6
Exchange and Acquisition Agreement, dated as of December 31, 2009, between the Company, Kuechen Schilling GmbH and its owner. [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2009.]

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

ROYAL STYLE DESIGN, INC.

Dated: April 5, 2010	By: /s/ Richard Lloyd
Richard Lloyd
Chief Executive Officer

By:/s/ Nikolay Lobachev
Nikolay Lobachev, Chief Financial
Officer and Principal Accounting
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 5, 2010.

By:/s/ Richard Lloyd
Richard Lloyd, Chief Executive Officer and Director

By:/s/ Nikolay Lobachev
Nikolay Lobachev, Chief Financial Officer and Director

By:/s/ Dmitry Terikov
Dmitry Terikov, Chief Operating Officer, Secretary and Director