Form 10-Q
period 2010-03-31
ROYAL STYLE DESIGN INC.
filed 2010-05-17
CIK 1451775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, was 93,638,511 as of May 1, 2010.

Royal Style Design, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2010
	and December 31, 2009 (Unaudited)	2

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2010 and 2009 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity for the Period Ended March 31, 2010 (Unaudited)	4

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	21

Signatures		22

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ending December 31, 2009.

The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$290,861	$320,345
Accounts receivable-net of allowance of $39,000 and $39,000, respectively	1,073,478	1,172,253
Notes receivable - related parties	53,394	53,573
Inventories	599,802	645,410
Other current assets	119,748	148,604

Total Current Assets	2,137,283	2,340,185

Property and equipment-net	1,258,679	1,273,922
Goodwill	49,610	49,610
Other assets	108,209	87,350

Total Assets	$3,553,781	$3,751,067

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$214,222	$211,245
Accounts payable	817,076	962,352
Accrued expenses	297,520	220,781
Customer advances	348,312	485,871
Due to related parties	133,348	117,948
Deferred revenue	-	52,667
Income taxes payable	15,713	2,273

Total Current Liabilities	1,826,191	2,053,137

Long-term Liabilities:
Long-term debt-less current portion above	22,884	27,563

Total Liabilities	1,849,075	2,080,700

Commitments & Contingencies	-	-

Stockholders' Equity:
Common Stock, $.001 par value; authorized 100,000,000 shares:
93,638,511 and 93,638,511 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	93,638	93,638
Additional paid-in capital	1,716,579	1,716,579
Deficit	(42,542)	(97,668)
Accumulated other comprehensive loss	(62,969)	(42,182)

Total Stockholders' Equity	1,704,706	1,670,367

Total Liabilities and
Stockholders' Equity	$3,553,781	$3,751,067

See Notes to Unaudited Consolidated Financial Statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Net sales:
Revenue	$1,371,900	$211,555

Cost and expenses:
Cost of sales	942,452	119,448
General and administrative	341,799	219,296
	1,284,251	338,744

Income (loss) from operations	87,649	(127,189)

Other income (expense):
Interest income	819	-
Interest expense	(6,151)	(1,063)
	(5,332)	(1,063)

Earnings (loss) earnings before provision for income taxes	82,317	(128,252)

Provision for income taxes	27,191	15,775

Net earnings (loss)	$55,126	$(144,027)

Earnings (loss) earnings per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	93,638,511	86,235,800

See Notes to Unaudited Consolidated Financial Statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Retained	Accumulated
	Common Stock		Paid-in	Earnings	Other Comprehensive	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Income (Loss)	Total

Balance, January 1, 2009	86,235,800	$86,235	$(72,886)	$242,914	$(34,942)		$221,321

Assets contributed by shareholders			728,815				728,815

Effect of reverse acquisition	6,500,000	6,500	158,842	(165,342)			-

Foreign currency adjustment					(7,240)	$(7,240)	(7,240)

Issuance of common stock for acquisitions	902,711	903	901,808		-	-	902,711

Net (loss)				(175,240)		(175,240)	(175,240)

Comprehensive loss						$(182,480)

Balance, December 31, 2009	93,638,511	93,638	1,716,579	(97,668)	(42,182)		1,670,367

Foreign currency adjustment					(20,787)	$(20,787)	(20,787)

Net income				55,126		55,126	55,126

Comprehensive income						$34,339

Balance, March 31, 2010	93,638,511	$93,638	$1,716,579	$(42,542)	$(62,969)		$1,704,706

See Notes to Unaudited Consolidated Financial Statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$55,126	$(144,027)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	28,760	2,851
Changes in operating assets and
liabilities	(108,443)	162,723
Net cash (used in) provided by operating activities	(24,557)	21,547

Cash flows from investing activities:
Repayments on note receivable	179	-
Purchase of property and equipment	(13,517)	(10,681)

Net cash (used in) investing activities	(13,338)	(10,681)

Cash flows from financing activities:
Payments on debt	(24,139)	-
Proceeds from loan	18,837	12,957
Proceeds from advances from related party	19,000	11,700

Net cash provided by financing activities	13,698	24,657

Effect of exchange rate changes on cash	(5,287)	-

Net increase (decrease) in cash and cash equivalents	(24,197)	35,523

Cash and cash equivalents-beginning of year	320,345	19,581

Cash and cash equivalents-end of year	$296,148	$55,104

See Notes to Unaudited Consolidated Financial Statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Continued
	For the Three Months Ended
	March 31,
	2010	2009
Supplementary Information:
Cash paid during the year for:
Interest	$950	$-
Income taxes	$13,751	$15,117

Changes in operating assets and liabilities consist of:
Decrease in accounts receivable	$96,163	$141,956
Decrease in inventory	41,243	82,734
Decrease in other current assets	28,856	20,427
(Increase) in other assets	(20,859)	(1,781)
(Decrease) in accounts payable and accrued expenses	(74,565)	(103,767)
Increase (decrease) in customer advances	(140,054)	22,496
(Decrease) in deferred revenue	(52,667)	-
Increase in income tax payable	13,440	658

Net cash provided by operating activities	$(108,443)	$162,723

See Notes to Unaudited Consolidated Financial Statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

1.             DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2010 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by Royal Style Design, Inc. (the "Company" or "RSD") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2009 were derived from audited financial statements.

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

Reporting and Functional Currency

The Company has determined that the United States dollar (“USD”) is the reporting currency for the purposes of financial reporting under United States Generally Accepted Accounting Principles.

The local currency and the functional currency of the subsidiaries of the Company is the Russian Rouble (“RUR”) and European Euro ("Euro").

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Any conversion of RUR and Euro amounts to USD should not be construed as a representation that such RUR and Euro amounts have been, could be, or will in the future be converted into USD at the current exchange rate or at any other exchange rate.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three months ended March 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.             EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the specified period. Diluted earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the period ended March 31, 2010 and 2009, there were no potential shares outstanding.

3.             ACQUISITIONS

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

Each of the agreements entered into with the three companies acquired on December 31, 2009, provides the former owners to require the Company to initiate the regulatory filing process for clearance by the Securities and Exchange Commission, to register the shares received by the former owners, subject to the Company's Board approval, and for the right of each former owner to repurchase ownership of the subsidiary they sold to the Company at any time in the first year following the closing date, by such former owner paying the Company the value of that subsidiary, as such value is determined by the Company's Board of Directors.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The following unaudited pro forma summary of results of operations assume Fregat, Kuhn and Schilling had been acquired as of January 1, 2009:

Three Months Ended
March 31,
2009
Net revenue	$1,621,098
Net loss	(131,559)
Earnings (loss) per share - diluted	(0.00)

The information above is not necessarily indicative of the results of operations if the acquisition had been consummated as of January 1, 2009.  Such information should not be construed as a representation of the future results of operations of the Company.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

4.   FAIR VALUE OF FINANCIAL MEASUREMENT

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3  - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.   The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

		Assets at Fair Value as of March 31, 2010 and
		December 31, 2009 Using

March 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$290,861	$290,861	$-	$-

December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$320,345	$320,345	$-	$-

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial liabilities with the scope of the fair value disclosure requirements as of March 31, 2010.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  As of March 31, 2010, there was no impairment to goodwill.  The Company's interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.   There were no triggering events that occurred during the three months ended March 31, 2010 that would warrant interim impairment testing.

5.             GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition.  Effective January 1, 2009, acquisition related costs will be recognized separately from the acquisition in accordance with ASC 805, "Business Combinations".

The changes in the carrying value of goodwill for the three months ended March 31, 2010 is as follows:

Total

Balance, December 31, 2009	$49,610

Adjustments	-

Balance, March 31, 2010	$49,610

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a non recurring basis.  These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.

6.             PROPERTY and EQUIPMENT

Property, plant and equipment consist of furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
	March 31,	December 31,
	2010	2009

Machinery & equipment	$59,314	$48,430
Vehicles	147,052	147,052
Buildings and building improvements	1,113,268	1,113,268
Land	2,633	-
	1,322,267	1,308,750
Less: accumulated depreciation	63,588	34,828
	$1,258,679	$1,273,922

In November 2009, a shareholder of the Company contributed a building to the Company with a fair value of approximately $1 million in accordance with an appraisal performed by an independent third party, and related debt of approximately $271,000.

Depreciation expense for the three months ended March 31, 2010 and 2009 was $28,760 and $2,851, respectively.

7.             NOTES RECEIVABLE - RELATED PARTIES

In connection with the acquisition of Kuhn, the Company has a receivable from a shareholder as of March 31, 2010 and December 31, 2009 in the amount of $53,394 and $53,573, respectively.  The note bears interest at 5% per anum and is due upon demand.  Interest income for the three months ended March 31, 2010 and 2009 was $819 and $-0-, respectively.

8.              INVENTORIES

As of March 31, 2010 and December 31, 2009, inventory consists of the following:

	March 31,	December 31,
	2010	2009
Finished goods	$354,082	$394,272
Work in progress	135,125	148,815
Raw materials	-	3,070
Advance deposits	110,595	99,253
	$599,802	$645,410

The Company prepays various suppliers for inventory.  The deposits paid in advance are included as a component of the Company's inventory.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

9.              DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
Mortgage payable, interest at 10%, monthly payment	$162,217	$162,217
of $2,200, due June 2011, collaterized
by a building and the personal guarantee
of a shareholder (1)

Automobile loans, interest at 0 - 5.9%, monthly payments	45,272	51,356
of $2,028, due December 2010 through December 2013

Automobile loan, interest at 14%, monthly payment	8,433	13,590
of $1,224 due November 2010

Automobile loan, interest at 5%, monthly payment	2,347	4,689
of $469 due October 2010

Loan payable, interest free, due upon demand	18,837	6,956
	237,106	238,808
Less current portion	214,222	211,245
	$22,884	$27,563

(1)
The mortgage is currently in default.  No payments of principal or interest have been made since May 2008.  The terms of the mortgage state if the mortgage is not paid, the balance shall be immediately due and payable and the mortgage may be foreclosed.  As of the date of this report, no demand by the lender for payment or any foreclosure action has been taken.

The following table shows the maturities by year of the total amount of long-term debt as of December 31, 2009:

Year Ending December 31,
2010	209,543
2011	21,810
2012	3,285
2013	2,468
$237,106

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Interest expense for the three months ended March 31, 2010 and 2009 was $5,350 and $1,063, respectively.

10.           ACCRUED EXPENSES

	March 31,	December 31,
	2010	2009
Professional fees	$39,083	$58,659
Salaries	25,011	36,166
Taxes payable	97,968	62,197
Warranty	17,528	18,434
Interest	30,453	25,764
Other	87,477	19,561
	$297,520	$220,781

11.           COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock of which 93,638,511 shares are outstanding as of March 31, 2010.

12.           INCOME TAXES

The Company adopted the provisions of FASB ASC 740, "Income Taxes", ("ASC 740") on January 1, 2008.  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liabilities or equity for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will setup a liability for interest and penalties.  The Company policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

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

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

13.           RELATED PARTY TRANSACTIONS

a)
A stockholder of the Company advanced the Company $29,725 during the year ended December 31, 2008 and 2009 and $19,000 during the three months ended March 31, 2010.  The advance is interest free and due on demand.  No payments have been made against the advance and the amount due the related party is $43,725 and $29,725 at March 31, 2010 and December 31, 2009, respectively.

b)
In connection with the contribution of a building to the Company by a shareholder, the Company is obligated to reimburse the shareholder for payments made by the shareholder in connection with the building.  The note to the shareholder bears interest of 5% per anum and is due upon demand.  As of March 31, 2010 and December 31, 2009, the amount due the shareholder was $84,623 and $88,223, respectively.  Interest expense for the three months ended March 31, 2010 and 2009 was $801 and $-0-, respectively.

14.           BUSINESS SEGMENT INFORMATION

FASB ASC 280-10-10 "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management.  The Company is organized by geographical area and industry segment.

The following financial information relating to the Company's business segments:

	Three Months Ended
	March 31,
	2010	2009
Net sales by geographic areas:
United States	$172,163	$124,335
Europe	1,199,737	87,220
	$1,371,900	$211,555
Net sales by industry segment:
Electronic components	$263,230	$87,220
Art work and jewelry	64,563	59,206
Construction	991,440	65,129
Other	52,667	-
	$1,371,900	$211,555

Income (loss) from operations:
Electronic components	$38,636	$(132,497)
Artwork and jewelry	6,240	4,220
Construction	32,355	5,544
Other	10,418	(4,456)
	$87,649	$(127,189)

Total Assets: (as at)	March 31, 2010	December 31, 2009
United States	$1,204,712	$1,222,606
Europe	2,349,069	2,528,461
	$3,553,781	$3,751,067

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

15.           COMMITMENTS AND CONTINGENCIES

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

Technostroy is a construction and logistics company located in the Russian Federation.  Tatnefteprovodstroy is a company located in the Russian Federation that constructs oil, gas and product pipelines with completed projects in the Russian Federation, China, Kuwait, Iraq and France.

Xerxis, formerly known as Rademacher Consulting GmbH, acquired the United States company Schulz & Ott LLC as its United States entity.  Xerxis, is a skilled labor, temporary employment agency.  Xerxis recently relocated its headquarters to Orlando, Florida, and has a database of over 1,000 skilled workers.

In April 2010 the Company entered into two Letters of Intent to purchase the outstanding common stock of Kazanneftekhiminvest, LTD ("Kazanneftekhiminvest ") and Yachtsman Properties LLC, ("Yachtsman").  Under the terms of the Letters of Intent, the companies agree to negotiate the purchase of the outstanding shares and details the conditions for the mutual exchange of information.  The Company expects the due diligence process will take approximately three months.

Kazanneftekhiminvest is a design, development and construction company located in Kazan, Russia. The company has over 300 employees and has successfully completed hotels, airplane and helicopter hangars, government buildings and agricultural processing facilities.

Yachtsman is a shopping plaza located in South Florida.

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

For accounting purposes only, the transaction with DGH was treated as a recapitalization of Royal Style Design, as of November 20, 2009, with DGH as the acquirer.  The financial statements prior to November 20, 2009 are those of DGH and reflect the assets and liabilities of DGH at historical carrying amounts. The financial statements show a retroactive restatement of DGH's historical stockholders' equity to reflect the equivalent number of shares issued to DGH. Our balance sheet at December 31, 2009, includes the assets and liabilities of Fregat, Kuhn and Schilling, which were acquired on December 31, 2009. Our results of operations for the three months ended March 31, 2010 include the operations of Fregat, Kuhn and Schilling, as the results of their operations are included in operations from the date of their acquisition.

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

Note 1 to our unaudited consolidated Financial Statements included in this Report discusses the most significant policies we apply, or intend to apply, in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America.

Allowance for Doubtful Accounts

The principal accounting policy potentially subject to change as a result of our business operations is that relating to the treatment of our receivables and the related allowance for doubtful accounts that would be shown on our balance sheet. Our allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and in the electronic component resale industry in Europe, and the financial ability of our customers.  The Company believes that no allowance for doubtful accounts is necessary at March 31, 2010 and December 31, 2009 for the U.S. construction subsidiaries. For other subsidiaries, allowances for doubtful accounts have been provided. In the future we will continue to evaluate provisions for allowances for doubtful accounts depending on the financial strength of the customers that owe us payments, as well as our estimate of economic conditions generally in the areas where we operate.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three months ended March 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

Revenues

Revenues for the three months ended March 31, 2010 were $1,371,900 as compared to $211,555 for the three months ended March 31, 2009 representing a 548% increase of approximately $1,160,345.  The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009.

Cost of Sales

Cost of sales increased approximately $823,004 or 689% from $119,448 for the three months ended March 31, 2009 to $942,452 for the three months ended March 31, 2010.  The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009.

General and Administrative Expenses

General and administrative expenses increased approximately $122,503 or 56% to $341,799 for the three months ended March 31, 2010 as compared to $219,216 for the three months ended March 31, 2009.  The Company attributes the increase primarily to an increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission as well as by the acquisition of several additional companies at the end of 2009 offset, in part, by lower operating expenses.

Net Earnings (Loss)

For the three months ended March 31, 2010, the Company incurred net income of approximately $55,126 as compared with a net loss of $144,027 for the three months ended March 31, 2009.  The Company attributes the net income in 2010 primarily to the acquisition of several additional companies at the end of 2009.

Liquidity and Capital Resources

As of March 31, 2010, the Company has a working capital surplus of $311,092 and stockholders' equity of $1.7 million.  The Company finances its activities presently through operations and related party loans.

A subsidiary of the Company is presently in default of a mortgage secured by a building owned by the subsidiary.  No interest or principal payments have been made since May 2008.  The terms of the mortgage state if the mortgage is not paid, the balance should be immediately due and payable and the mortgage may be foreclosed.  As of December 31, 2008, the entire amount of approximately $162,000 was due.  No demand by the lender for payment or any foreclosure action has been taken.

Cash and cash equivalents decreased approximately $24,000 during the three months ended March 31, 2010.  The decrease is primarily attributable to cash used in operating activities of approximately $25,000, purchase of property and equipment of approximately $13,000, payments of debt of approximately $24,000 and a $5,000 effect of exchange rate changes on cash offset, in part, by proceeds of loans of approximately $38,000.

Accounts receivable decreased by approximately $100,000 to $1.1 million during the three months ended March 31, 2010 primarily due to collections of accounts receivable during the three month period.  Inventories decreased by approximately $46,000 to $600,000 during the three months ended March 31, 2010 primarily due to better quality control.  Accounts payable and accrued expenses decreased by approximately $68,000 during the three months ended March 31, 2010 primarily due to the use of funds from operating activities to pay down payables.  Customer advances decreased by $138,000 during the three months ended March 31, 2010 to $348,000 during the three months ended March 31, 2010 primarily due to a decrease in activity during the period.

Property and equipment decreased by approximately $15,000 from December 31, 2009 reflecting the depreciation of assets by Company offset by the purchase of property and equipment of approximately $13,000.

Trend Analysis by Industry Segment

Construction

Sales and capital expenditures increases for the three month period ended March 31, 2010 reflect the acquisitions of Kuhn and Schilling.

Net sales for the three months ended March 31, 2010 were $991,441 as compared to $167,307 for the three months ended March 31, 2009 representing a 493% increase of approximately $824,134, principally a result of the acquisitions of Kuhn and Schilling.  The Company also attributes the increase to an upturn in the U.S. housing and European markets towards the end of 2009.  The Company expects revenues of our construction subsidiaries to increase for 2010.

Technology

Sales and capital expenditures increases for the three month period ended March 31, 2010 reflect the acquisition of Fregat.

Net sales for the three months ended March 31, 2010 were $263,230 as compared to $87,000 for the three months ended March 31, 2009 representing a 203% increase of approximately $176,230.  The Company attributes the increase primarily to the acquisition of Fregat, whose operations are included following the December 31, 2009 date of acquisition and increases in demand of electric components during the quarter.  The Company expects revenues to increase for 2010.

Consulting

Net sales for the three months ended March 31, 2010 were $52,667 as compared to $0 for the three months ended March 31, 2009.  The Company attributes the increase primarily to the fact that most consulting work was obtained at the end of 2009 when the economy started to rebound.  A large contract was signed in 2009, part of that income was earned in to 2010.  The Company expects revenues to increase for 2010.

Retail

Net sales for the three months ended March 31, 2010 were $64,563 as compared to $60,791 for the three months ended March 31, 2009 representing a 6% increase of approximately $3,772.  The Company attributes the increase primarily to a rebound in consumer spending following the economic crisis of 2009.  Sales began rebounding towards the end of 2009 and the Company expects revenues to increase for 2010.

Capital Expenditures

Capital expenditures for the Company during the three months ended March 31, 2010 was approximately $13,000.  The expenditures primarily consisted of leasehold improvements to a new office in Orlando Florida and purchase of land in the Russian Federation.  Capital expenditures throughout 2010 will be made as needed but the Company does not expect the cash outflow will have a major impact on the Company's cash flow during 2010.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

ITEM 4T.       CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  In their evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

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

ROYAL STYLE DESIGN, INC.
(Registrant)

By:	/s/ Richard Lloyd
Richard Lloyd
Chief Executive Officer

Dated: May 17, 2010

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.