Form 10-Q
period 2010-06-30
ROYAL STYLE DESIGN INC.
filed 2010-08-12
CIK 1451775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _____ to _____

Commission file number 000-53524

ROYAL STYLE DESIGN, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	74-3184267
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

800 Magnolia Ave., Suite 105, Orlando, FL	32803
(Address of principal executive offices)	(Zip Code)

(407) 833-3344
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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, was 87,268,670 as of August 10, 2010.

Royal Style Design, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2010
	and December 31, 2009 (Unaudited)	2

	Consolidated Statements of Operations for the
	Six and Three Months Ended June 30, 2010 and 2009 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity for the Period Ended June 30, 2010 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	5

	Notes to Unaudited Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial	17
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	22

Signatures		23

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

The results of operations for the six and three months ended June 30, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$274,562	$320,345
Accounts receivable-net of allowance of $9,000 and $39,000, respectively	1,202,515	1,172,253
Notes receivable - related parties	64,520	53,573
Inventories	642,964	645,410
Other current assets	51,007	148,604

Total Current Assets	2,235,568	2,340,185

Property and equipment-net	1,250,125	1,273,922
Goodwill	49,610	49,610
Other assets	109,542	87,350

Total Assets	$3,644,845	$3,751,067

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$202,223	$211,245
Accounts payable	911,965	962,352
Accrued expenses	181,848	220,781
Customer advances	267,088	485,871
Due to related parties	164,706	117,948
Deferred revenue	50,000	52,667
Income taxes payable	26,650	2,273

Total Current Liabilities	1,804,480	2,053,137

Long-term Liabilities:
Long-term debt-less current portion above	35,958	27,563

Total Liabilities	1,840,438	2,080,700

Commitments & Contingencies	-	-

Stockholders' Equity:
Common Stock, $.001 par value; authorized 100,000,000 shares:
93,638,511 and 93,638,511 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	93,638	93,638
Additional paid-in capital	1,716,579	1,716,579
Retained earnings (deficit)	98,699	(97,668)
Accumulated other comprehensive loss	(104,509)	(42,182)

Total Stockholders' Equity	1,804,407	1,670,367

Total Liabilities and
Stockholders' Equity	$3,644,845	$3,751,067

See notes to unaudited consolidated financial statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Net sales:
Revenue	$2,895,209	$602,020	$1,523,309	$390,465

Cost and expenses:
Cost of sales	1,912,254	369,902	969,802	250,454
General and administrative	735,910	341,672	394,111	122,377
	2,648,164	711,574	1,363,913	372,831

Income (loss) from operations	247,045	(109,554)	159,396	17,634

Other income (expense):
Other income	10,809	-	801	-
Interest expense	(11,218)	(2,000)	(5,067)	(937)
	(409)	(2,000)	(4,266)	(937)

Earnings (loss) earnings before provision for income taxes	246,636	(111,554)	155,130	16,697

Provision for income taxes	50,269	13,232	23,078	15,760

Net earnings (loss)	$196,367	$(124,786)	$132,052	$937

Earnings (loss) earnings per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares
outstanding - basic and diluted	93,638,511	86,235,800	93,638,511	86,235,800

See notes to unaudited consolidated financial statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Retained	Accumulated
	Common Stock		Paid-in	Earnings	Other Comprehensive	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Income (Loss)	Total

Balance, January 1, 2009	86,235,800	$86,235	$(72,886)	$242,914	$(34,942)		$221,321

Assets contributed by shareholders			728,815				728,815

Effect of reverse acquisition	6,500,000	6,500	158,842	(165,342)			-

Foreign currency adjustment					(7,240)	$(7,240)	(7,240)

Issuance of common stock for acquisitions	902,711	903	901,808		-	-	902,711

Net (loss)				(175,240)		(175,240)	(175,240)

Comprehensive loss						$(182,480)

Balance, December 31, 2009	93,638,511	93,638	1,716,579	(97,668)	(42,182)		1,670,367

Foreign currency adjustment					(62,327)	$(62,327)	(62,327)

Net income				196,367		196,367	196,367

Comprehensive income						$134,040

Balance, June 30, 2010	93,638,511	$93,638	$1,716,579	$98,699	$(104,509)		$1,804,407

See notes to unaudited consolidated financial statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) earnings	$196,367	$(124,786)
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Depreciation and amortization	47,290	5,700
Changes in operating assets and liabilities	(220,094)	167,446

Net cash (used in) provided by operating activities	23,563	48,360

Cash flows from investing activities:
Advances on note receivable	(10,947)	-
Purchase of property and equipment	(85,990)	(20,677)

Net cash (used in) investing activities	(96,937)	(20,677)

Cash flows from financing activities:
Payments on debt	(27,392)	-
Proceeds from loans	26,765	12,092
Proceeds from advances from related party	69,062	26,200
Repayments to related party	(22,304)	-

Net cash provided by financing activities	46,131	38,292

Effect of exchange rate changes on cash	(18,540)	-

Net increase (decrease) in cash and cash equivalents	(45,783)	65,975

Cash and cash equivalents-beginning of period	320,345	19,581

Cash and cash equivalents-end of period	$274,562	$85,556

See notes to unaudited consolidated financial statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Continued
	For the Six Months Ended
	June 30,
	2010	2009
Supplementary Information:
Cash paid during the year for:
Interest	$14,292	$2,000
Income taxes	$25,892	$-

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	$(106,152)	$117,957
Decrease in inventory	2,446	153,096
Decrease in other current assets	97,597	3,150
(Increase) in other assets	(22,192)	(1,781)
(Decrease) in accounts payable and accrued expenses	(12,320)	(157,444)
Increase (decrease) in customer advances	(201,183)	51,810
(Decrease) in deferred revenue	(2,667)	-
Increase in income tax payable	24,377	658

	$(220,094)	$167,446

See notes to unaudited consolidated financial statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2010 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by Royal Style Design, Inc. (the "Company" or "RSD") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2009 were derived from audited financial statements.

Organization

Royal Style Design, Inc. (the “Company” or “Royal Style Design”) operates primarily in four industries in two geographical areas - the United States and Europe.  The Company is engaged in custom construction activities in Germany and as a wholesale distributor of electronic components in Russia, and is engaged in similar custom construction activities for the design and installation of stonework and cabinet making and millwork in commercial construction projects and custom design homes and in the retail sale of high-end contemporary works of art and jewelry in the United States.  The U.S. operations also separately provide business consulting services to small private companies.  Sales are predominantly in the United States, Russia and Germany.

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

The local currency and the functional currency of the foreign subsidiaries of the Company is the Russian Ruble (“RUR”) and European Euro ("Euro").

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Any conversion of RUR and Euro amounts to USD should not be construed as a representation that such RUR and Euro amounts have been, could be, or will in the future be converted into USD at the current exchange rate or at any other exchange rate.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the six months ended June 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the period ended June 30, 2010 and 2009, there were no potential shares outstanding.

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

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The following unaudited pro forma summary of results of operations assume Fregat, Kuhn and Schilling had been acquired as of January 1, 2009:

Six Months Ended
June 30,
2009
Net revenue	$3,055,136
Net loss	(118,403)
Earnings (loss) per share - diluted	(0.00)

The information above is not necessarily indicative of the results of operations if the acquisition had been consummated as of January 1, 2009.  Such information should not be construed as a representation of the future results of operations of the Company.

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

4.	FAIR VALUE MEASUREMENT

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.   The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

		Assets at Fair Value as of June 30, 2010 and
		December 31, 2009 Using

June 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$274,562	$274,562	$-	$-

December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$320,345	$320,345	$-	$-

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2010.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  As of June 30, 2010, there was no impairment to goodwill.  The Company's interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  There were no triggering events that occurred during the six months ended June 30, 2010 that would warrant interim impairment testing.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition.  Effective January 1, 2009, acquisition related costs will be recognized separately from the acquisition in accordance with ASC 805, "Business Combinations".

The changes in the carrying value of goodwill for the six months ended June 30, 2010 is as follows:

Total

Balance, December 31, 2009	$49,610

Adjustments	-

Balance, June 30, 2010	$49,610

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

	June 30,	December 31,
	2010	2009

Machinery & equipment	$160,566	$48,430
Vehicles	147,052	147,052
Buildings and building improvements	1,022,093	1,113,268
Land	2,532	-
	1,332,243	1,308,750
Less: accumulated depreciation	82,118	34,828
	$1,250,125	$1,273,922

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

In November 2009, a shareholder of the Company contributed a building to the Company with a fair value of approximately $1 million in accordance with an appraisal performed by an independent third party, and related debt of approximately $271,000.

In June 2010, the Company sold a building in Kazan, Russia for approximately $95,000.  For the six months ended June 30, 2010, the Company recorded a gain on the sale of approximately $9,200, which is included in other income on the Company's consolidated statement of operations.  The proceeds from the sale are included in accounts receivable on the Company's consolidated balance sheet as of June 30, 2010.

Depreciation expense for the six months ended June 30, 2010 and 2009 was $47,290 and $5,700, respectively.

7.	NOTES RECEIVABLE - RELATED PARTIES

In connection with the acquisition of Kuhn, the Company has a receivable from a shareholder as of June 30, 2010 and December 31, 2009 in the amount of $64,520 and $53,573, respectively.  The note bears interest at 5% per anum and is due upon demand.  Interest income for the six months ended June 30, 2010 and 2009 was $1,620 and $-0-, respectively.

8.	INVENTORIES

As of June 30, 2010 and December 31, 2009, inventory consists of the following:

	June 30,	December 31,
	2010	2009
Finished goods	$356,437	$394,272
Work in progress	73,910	148,815
Raw materials	-	3,070
Advance deposits	212,617	99,253
	$642,964	$645,410

The Company prepays various suppliers for inventory.  The deposits paid in advance are included as a component of the Company's inventory.

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

9.	DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
Mortgage payable, interest at 10% per anum, monthly payment	$162,217	$162,217
of $2,200, due June 2011, collaterized
by a building and the personal guarantee
of a shareholder (1)

Automobile loans, interest at 0 - 5.9% per anum, monthly payments	42,317	51,356
of $2,028, due December 2010 through December 2013

Automobile loan, interest at 14% per anum, monthly payment	5,279	13,590
of $1,224 due November 2010

Automobile loan, interest at 5% per anum, monthly payment	1,603	4,689
of $469 due October 2010

Loan payable, interest at 15% per anum, due November 2011	9,617	-

Loan payable, interest free, due upon demand	17,148	6,956
	238,181	238,808
Less current portion	202,223	211,245
	$35,958	$27,563

(1)The mortgage is currently in default.  No payments of principal have been made since May 2008 and current interest payments are past due.  The terms of the mortgage state if the mortgage is not paid, the balance shall be immediately due and payable and the mortgage may be foreclosed.  As of the date of this report, no demand by the lender for payment or any foreclosure action has been taken.

The following table shows the maturities by year of the total amount of long-term debt as of December 31, 2009:

Year Ending December 31,
2010	$201,001
2011	31,427
2012	3,285
2013	2,468
$238,181

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Interest expense for the six months ended June 30, 2010 and 2009 was $9,345 and $2,000, respectively.

10.	ACCRUED EXPENSES

	June 30,	December 31,
	2010	2009
Professional fees	$37,375	$58,659
Salaries	37,702	36,166
Taxes payable	26,996	62,197
Warranty	15,852	18,434
Interest	22,690	25,764
Other	41,233	19,561
	$181,848	$220,781

11.	COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock of which 93,638,511 shares are outstanding as of June 30, 2010.

On August 5, 2010, three major shareholders of the Company each contributed 13,000,000 shares owned by them (for a total of 39,000,000 shares) to the capital of the Company.  Following the acceptance of the 39,000,000 shares of common stock so reacquired by the Company as a contribution to capital by these three shareholders, under the Florida Business Corporation Act, such shares constituted authorized but unissued shares of common stock of the Company.

On August 5, 2010, the completed three acquisitions (see Note 16, "Subsequent Events") and issued 32,630,159 common shares of the Company in connection with these acquisitions.

As of August 5, 2010, there are currently 87,267,670 shares of common stock outstanding.

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

As of June 30, 2010, the Company recorded a deferred tax asset with a foreign net operating loss ("NOL") carryforward of approximately $68,000 and U.S. net operating loss carryforward of approximately $168,000 that was fully offset by a valuation allowance due to the determination that it was more than likely that the Company would be unable to utilize those benefits in the foreseeable future.  The Company's foreign NOL expires in 2015 and the U.S. NOL expires in 2025.

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carryforwards to offset taxable income when an ownership change occurs.  The Company's reverse recapitalization meets the definition of an ownership change and some of the NOL's will be limited.

13.	RELATED PARTY TRANSACTIONS

a)
A stockholder of the Company advanced the Company $29,725 during the years ended December 31, 2008 and 2009 and $69,062 during the six months ended June 30, 2010.  The advance is interest free and due on demand.  No payments have been made against the advance and the amount due the related party is $98,787 and $29,725 at June 30, 2010 and December 31, 2009, respectively.

b)
In connection with the contribution of a building to the Company by a shareholder, the Company is obligated to reimburse the shareholder for payments made by the shareholder in connection with the building.  The note to the shareholder bears interest of 5% per anum and is due upon demand.  As of June 30, 2010 and December 31, 2009, the amount due the shareholder was $65,619 and $88,223, respectively.  Interest expense for the six months ended June 30, 2010 and 2009 was $1,873 and $-0-, respectively.

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

The following financial information relating to the Company's business segments:

ROYAL STYLE DESIGN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales by geographic areas:
United States	$511,701	$269,763	$339,538	$145,428
Europe	2,383,508	332,257	1,183,771	245,037
	$2,895,209	$602,020	$1,523,309	$390,465
Net sales by industry segment:
Electronic components	$477,804	$332,257	$214,574	$245,037
Art work and jewelry	108,479	93,159	43,916	33,953
Construction	2,206,259	176,604	1,214,819	111,475
Other	102,667	-	50,000	-
	$2,895,209	$602,020	$1,523,309	$390,465
Income (loss) from operations:
Electronic components	$49,023	$(115,221)	$10,387	$17,634
Artwork and jewelry	15,435	4,735	9,195	515
Construction	188,063	15,025	155,708	9,122
Other	(5,476)	(14,093)	(15,894)	(9,637)
	$247,045	$(109,554)	$159,396	$17,634

Total Assets: (as at)	June 30, 2010	December 31, 2009
United States	$1,281,356	$1,222,606
Europe	$2,363,489	2,528,461
	$3,644,845	$3,751,067

15.	COMMITMENTS AND CONTINGENCIES

In February 2010 and April 2010, the Company entered into two letters of intent to purchase the outstanding common stock of Tatnefteprovodstroy, OJSC and up to 48% of the outstanding equity of Yachtsman Properties, LLC.  Under the terms of the Letters of Intent, the Company agreed to negotiate the purchase of the outstanding shares and detailed the conditions for the mutual exchange of information.  The due diligence process has expired and the Letters of Intent have been terminated.

16.	SUBSEQUENT EVENTS

On August 5, 2010, the Company completed the acquisitions to purchase 100% of the outstanding ownership interests of Technostroy, Ltd, ("Technostroy"), Xerxis Consulting LLC ("Xerxis") and OOO PSO Kazannefthiminvest Ltd ("KNHI").  The Company issued 344,944 shares of its common stock to Technostroy, 25,215 of its common stock to Xerxis and 32,260,000 of its common stock to KNHI.

Technostroy, a limited liability company formed under the laws of the Russian Federation, is a construction and logistics company.  Xerxis, formerly known as Rademacher Consulting GmbH, is a Florida limited liability company doing business as a skilled labor, temporary employment agency.  Xerxis recently relocated its headquarters in Orlando, Florida, and has a database of over 1,000 skilled workers.  KNHI, a limited liability company formed under the laws of the Russian Federation, is a construction company doing business within the Russian Federation.

Management has evaluated subsequent events through August 12, 2010 which is the date the financial statements were issued.

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

For accounting purposes only, the transaction with DGH was treated as a recapitalization of Royal Style Design, as of November 20, 2009, with DGH as the acquirer.  The financial statements prior to November 20, 2009 are those of DGH and reflect the assets and liabilities of DGH at historical carrying amounts. The financial statements show a retroactive restatement of DGH's historical stockholders' equity to reflect the equivalent number of shares issued to DGH. Our balance sheet at December 31, 2009, includes the assets and liabilities of Fregat, Kuhn and Schilling, which were acquired on December 31, 2009. Our results of operations for the six months ended June 30, 2010 include the operations of Fregat, Kuhn and Schilling, as the results of their operations are included in operations from the date of their acquisition.

Recent Acquisitions

At closings held on August 5, 2010, we acquired: in exchange for the issuance of 32,260,000 shares of our common stock, all of the outstanding ownership interests in OOO PSO Kazanneftehiminvest Ltd. (“KNHI”), a construction company located in Kazan, Russia; 100% of the outstanding ownership interests in Technostroy Ltd. (“Technostroy”), a construction and logistics company located in Kazan, Russia, in exchange for 344,944 shares of our common stock; and 100% of the outstanding ownership interests in Xerxis Consulting LLC (“Xerxis”), a skilled labor, temporary employment agency, in exchange for 25,215 shares of our common stock.

In order to permit the acquisition of KNHI to be accomplished, on August 5, 2010, three major shareholders of the Company, Richard Lloyd, Vadim Enikeev and Nikolay Uraev, each contributed 13,000,000 shares owned by them (for a total of 39,000,000 shares) to the capital of the Company. Following the acceptance of the 39,000,000 shares of common stock so reacquired by the Company as a contribution to capital by these stockholders, under the Florida Business Corporation Act, such shares constituted authorized but unissued shares of common stock of the Corporation.  By reason of such contribution to capital, the outstanding shares of common stock of the Company were reduced from 93,638,511 shares to 54,638,511 shares. Following issuance of 25,215 shares of common stock in the acquisition of Xerxis, 344,944 shares of common stock in the acquisition of Technostroy, and 32,260,000 shares of common stock in the acquisition of KNHI, the Company has 87,268,670 shares of common stock outstanding.

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

Allowance for Doubtful Accounts

The principal accounting policy potentially subject to change as a result of our business operations is that relating to the treatment of our receivables and the related allowance for doubtful accounts that would be shown on our balance sheet. Our allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and in the electronic component resale industry in Europe, and the financial ability of our customers.  The Company believes that no allowance for doubtful accounts is necessary at June 30, 2010 and 2008 for the U.S. construction subsidiaries. For other subsidiaries, allowances for doubtful accounts have been provided. In the future we will continue to evaluate provisions for allowances for doubtful accounts depending on the financial strength of the customers that owe us payments, as well as our estimate of economic conditions generally in the areas where we operate.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the six months ended June 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Revenues

Revenues for the three months ended June 30, 2010 were $1,523,309 as compared to $390,465 for the three months ended June 30, 2009 representing a 290% increase of approximately $1,133,000.  The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009.

Cost of Sales

Cost of sales increased approximately $719,000 or 287% from $250,454 for the three months ended June 30, 2009 to $969,802 for the three months ended June 30, 2010.  The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009.

General and Administrative Expenses

General and administrative expenses increased approximately $272,000 or 222% to $394,111 for the three months ended June 30, 2010 as compared to $122,377 for the three months ended June 30, 2009.  The Company attributes the increase primarily to an increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission as well as by the acquisition of several additional companies at the end of 2009 offset, in part, by lower operating expenses.

Net Earnings (Loss)

Net earnings increased approximately $131,115 for the three months ended June 30, 2010. The Company reported net income of approximately $132,052 as compared with net earnings of $937 for the three months ended June 30, 2009.  The Company attributes the net income in 2010 primarily to the acquisition of several additional companies at the end of 2009.

SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Revenues

Revenues for the six months ended June 30, 2010 were $2,895,209 as compared to $602,020 for the six months ended June 30, 2009 representing a 381% increase of approximately $2,293,006.  The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009.

Cost of Sales

Cost of sales increased approximately $1,542,000 or 417% from $369,902 for the six months ended June 30, 2009 to $1,912,254 for the six months ended June 30, 2010.  The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009.

General and Administrative Expenses

General and administrative expenses increased approximately $394,000 or 115% to $735,910 for the six months ended June 30, 2010 as compared to $341,672 for the six months ended June 30, 2009.  The Company attributes the increase primarily to an increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission as well as by the acquisition of several additional companies at the end of 2009 offset, in part, by lower operating expenses.

Net Earnings (Loss)

Net earnings increased approximately $321,153 for the six months ended June 30, 2010. The Company reported net income of approximately $196,367 as compared with a net loss of $(124,786) for the six months ended June 30, 2009.  The Company attributes the net income in 2010 primarily to the acquisition of several additional companies at the end of 2009.

Liquidity and Capital Resources

As of June 30, 2010, the Company has a working capital surplus of $431,088 and stockholders' equity of $1,804,407.  The Company finances its activities presently through operations and related party loans.

A subsidiary of the Company is presently in default of a mortgage secured by a building owned by the subsidiary.  No principal payments have been made since May 2008 and current interest payments are past due.  The terms of the mortgage state if the mortgage is not paid, the balance should be immediately due and payable and the mortgage may be foreclosed.  As of December 31, 2008, the entire amount of approximately $162,000 was due.  No demand by the lender for payment or any foreclosure action has been taken.

Cash and cash equivalents decreased approximately $25,000 during the six months ended June 30, 2010.  The decrease is primarily attributable to cash used in operating activities of approximately $23,000, advances on a note receivable of approximately $11,000, purchase of property and equipment of approximately $86,000, payments of debt of approximately $27,000, repayments to a related party of approximately $22,000 and a $(18,540) effect of exchange rate changes on cash offset, in part, by proceeds of advances from a related party and loans of approximately $96,000.

Accounts receivable increased by approximately $30,000 to approximately $1.2 million during the six months ended June 30, 2010 primarily due to collections of accounts receivable during the six month period.  Inventories decreased by approximately $2,500 to approximately $642,000 during the six months ended June 30, 2010 primarily due to better quality control.  Accounts payable and accrued expenses decreased by approximately $60,000 during the six months ended June 30, 2010 primarily due to the use of funds from operating activities to pay down payables.  Customer advances decreased by approximately $219,000 during the six months ended June 30, 2010 to approximately $2267,000 during the six months ended June 30, 2010 primarily due to a decrease in activity during the period.

Property and equipment decreased by approximately $24,000 from December 31, 2009 reflecting the depreciation of assets by Company and the sale of a building during the second quarter of 2010, offset by the purchase of property and equipment of approximately $86,000.

Trend Analysis by Industry Segment

Construction

Sales and capital expenditures increases for the six month period ended June 30, 2010 reflect the acquisitions of Kuhn and Schilling.

Net sales for the six months ended June 30, 2010 were $2,206,259 as compared to $176,604 for the six months ended June 30, 2009 representing a 1,149% increase of approximately $2,030,000, principally a result of the acquisitions of Kuhn and Schilling.  The Company also attributes the increase to an upturn in the U.S. housing and European markets towards the end of 2009.  The Company expects revenues of our construction subsidiaries to increase for 2010.

Technology

Sales and capital expenditures increases for the six month period ended June 30, 2010 reflect the acquisition of Fregat.

Net sales for the six months ended June 30, 2010 were $477,804 as compared to $332,257 for the six months ended June 30, 2009 representing a 44% increase of approximately $146,000.  The Company attributes the increase primarily to the acquisition of Fregat, whose operations are included following the December 31, 2009 date of acquisition and increases in demand of electric components during the quarter.  The Company expects revenues to increase for 2010.

Consulting

Net sales for the six months ended June 30, 2010 were $102,667 as compared to $0 for the six months ended June 30, 2009.  The Company attributes the increase primarily to the fact that most consulting work was obtained at the end of 2009 when the economy started to rebound.  A large contract was signed in 2009, part of that income was earned in to 2010.  The Company expects revenues to increase for 2010.

Retail

Net sales for the six months ended June 30, 2010 were $108,479 as compared to $93,159 for the six months ended June 30, 2009 representing a 16% increase of approximately $10,300.  The Company attributes the increase primarily to a rebound in consumer spending following the economic crisis of 2009.  Sales began rebounding towards the end of 2009 and the Company expects revenues to increase for 2010.

Capital Expenditures

Capital expenditures for the Company during the six months ended June 30, 2010 was approximately $86,000.  The expenditures primarily consisted of leasehold improvements to a new office in Orlando Florida and [purchase of land in the Russian Federation???].  Capital expenditures throughout 2010 will be made as needed but the Company does not expect the cash outflow will have a major impact on the Company's cash flow during 2010.

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
Richard Lloyd,
Chief Executive Officer

Dated: August 12, 2010

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