Form 10-Q
period 2010-09-30
ROYAL STYLE DESIGN INC.
filed 2010-11-12
CIK 1451775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 000-53524

Diversified Global Holdings Group, Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Florida	27-3922928
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

800 North Magnolia Ave., Suite 105	32803
(Address of principal executive offices)	(Zip Code)

(407) 843-3344
 (Registrant's Telephone Number, Including Area Code)

Royal Style Design, Inc.
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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, was 87,283,801 as of November 9, 2010.

Diversified Global Holdings Group, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2010
	and December 31, 2009 (Unaudited)	2

	Consolidated Statements of Operations for the
	Nine and Three Months Ended September 30, 2010 and 2009 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity for the Period Ended September 30, 2010 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

	Notes to Unaudited Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	25

Signatures		26

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

The results of operations for the nine and three months ended September 30, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
(FORMERLY ROYAL STYLE DESIGN, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,484,496	$320,345
Accounts receivable-net of allowance of $9,000 and $39,000, respectively	7,118,625	1,172,253
Notes receivable - related parties	73,311	53,573
Inventories	17,283,146	645,410
Other current assets	112,908	148,604
Total Current Assets	26,072,486	2,340,185
Property and equipment-net	187,249,325	1,273,922
Goodwill	9,142,027	49,610
Other assets	111,351	87,350
Total Assets	$222,575,189	$3,751,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$10,041,856	$211,245
Accounts payable	459,549	962,352
Accrued expenses	36,106	220,781
Customer advances	65,690	485,871
Due to related parties	140,089	117,948
Deferred revenue	65,075	52,667
Income taxes payable	667,376	2,273
Total Current Liabilities	4,275,741	2,053,137
Long-term Liabilities:
Long-term debt-less current portion above	617,180	27,563
Total Liabilities	892,921	2,080,700
Commitments & Contingencies	-	-
Stockholders' Equity:
Common Stock, $.001 par value; authorized 500,000,000 shares:
87,283,801 and 93,638,511 shares issued and outstanding at
September 30, 2010 and December 31, 2009, respectively	87,283	93,638
Additional paid-in capital	197,611,588	1,716,579
Retained earnings (deficit)	639,445	(97,668)
Accumulated other comprehensive income (loss)	343,952	(42,182)
Total Stockholders' Equity	198,682,268	1,670,367
Total Liabilities and Stockholders' Equity	$222,575,189	$3,751,067

See Notes to Unaudited Consolidated Financial Statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES (Formerly Royal Style Design, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Net sales:
Revenue	$8,280,713	$857,230	$385,504	$55,210

Cost and expenses:
Cost of sales	5,901,702	549,658	3,989,448	179,756
General and administrative	1,341,639	338,816	605,729	53,666
	7,243,341	888,474	4,595,177	233,422

Income (loss) from operations	1,037,372	(31,244)	790,327	21,788

Other income (expense):
Other income	37,008	-	26,199	-
Interest expense	(156,035)	(3,605)	(144,817)	(1,605)
	(119,027)	(3,605)	(118,618)	(1,605)

Earnings (loss) before provision for income taxes	918,345	(34,849)	671,709	20,183

Provision for income taxes	181,232	15,144	130,963	1,912

Net earnings (loss)	$737,113	$(49,993)	$540,746	$18,271

Earnings (loss) earnings per common share - basic and diluted	$0.01	$(0.00)	$0.01	$0.00

Weighted average number of common shares
outstanding - basic and diluted	92,326,384	86,235,800	89,681,295	8,623,580

See Notes to Unaudited Consolidated Financial Statements

ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Retained	Accumulated
	Common Stock		Paid-in	Earnings	Other Comprehensive	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Income (Loss)	Total

Balance, January 1, 2009	86,235,800	$86,235	$(72,886)	$242,914	$(34,942)		$221,321

Assets contributed by shareholders			728,815				728,815

Effect of reverse acquisition	6,500,000	6,500	158,842	(165,342)			-

Foreign currency adjustment					(7,240)	$(7,240)	(7,240)

Issuance of common stock for acquisitions	902,711	903	901,808		-	-	902,711

Net (loss)				(175,240)		(175,240)	(175,240)

Comprehensive loss						$(182,480)

Balance, December 31, 2009	93,638,511	93,638	1,716,579	(97,668)	(42,182)		1,670,367

Common shares returned to treasury	(39,000,000)	(39,000)	39,000

Common shares for acquisitions	32,630,159	32,630	195,748,325				195,780,955

Sale of common stock	15,131	15	107,684				107,699

Foreign currency adjustment					386,134	$386,134	386,134

Net income				737,113		737,113	737,113

Comprehensive income						$1,123,247

Balance, September 30, 2010	87,283,801	$87,283	$197,611,588	$639,445	$343,952		$198,682,268

See notes to unaudited consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES (Formerly Royal Style Design, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) earnings	$737,113	$(49,993)
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Depreciation and amortization	109,635	6,033
Changes in operating assets and liabilities	(7,418,417)	104,810

Net cash (used in) provided by operating activities	(6,571,669)	60,850

Cash flows from investing activities:
Advances on note receivable	(19,738)	-
Cash received in acquisition	2,617,209
Purchase of property and equipment	(326,972)	(642)

Net cash provided by (used in) investing activities	2,270,499	(642)

Cash flows from financing activities:
Payments on debt	(2,723,795)	-
Proceeds from loans	8,065,998	-
Proceeds from advances from related party	46,899	41,700.00
Repayments to related party	(24,758)	-
Proceeds from sale of common stock	107,699	-

Net cash provided by financing activities	5,472,043	41,700

Effect of exchange rate changes on cash	(6,722)	(212)

Net increase in cash and cash equivalents	1,164,151	101,696
Cash and cash equivalents-beginning of period	320,345	19,582
Cash and cash equivalents-end of period	$1,484,496	$121,278

See Notes to Unaudited Consolidated Financial Statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES (Formerly Royal Style Design, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	For the Nine Months Ended
	September 30,
	2010	2009
Supplementary Information:
Cash paid during the year for:
Interest	$14,262	$3,605
Income taxes	$54,000	$-
Non cash contribution of assets by shareholder	$-	$6,343

Details of acquisition:
Fair value of assets acquired	$213,006,691
Liabilities assumed	17,225,736
Common stock issued	$195,780,955

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	$(3,068,654)	$124,128
(Increase) decrease in inventory	(3,144,785)	74,196
Decrease in other current assets	35,696	-
(Increase) in other assets	(24,427)	-
(Decrease) in accounts payable and accrued expenses	(1,025,580)	(130,600)
Increase (decrease) in customer advances	(310,344)	42,455
(Decrease) in deferred revenue	12,408	-
Increase in income tax payable	107,269	(5,369)

	$(7,418,417)	$104,810

See Notes to Unaudited Consolidated Financial Statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
(FORMERLY ROYAL STYLE DESIGN, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1.     DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2010 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by Diversified Global Holdings Group, Inc. and Subsidiaries (formerly Royal Style Design, Inc., the "Company" or "DGH Group") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2009 was derived from audited financial statements.

Organization

DGH Group operates primarily in four industries in two geographical areas - the United States and Europe.  The Company is engaged in custom construction activities in Germany and as a wholesale distributor of electronic components in Russia, and is engaged in similar custom construction activities for the design and installation of stonework and cabinet making and millwork in custom design homes and in the retail sale of high-end contemporary works of art and jewelry in the United States.  The Company’s construction subsidiaries in Russia provide facility, infrastructure and general contracting construction services.  The U.S. operations also provide business consulting services to companies including temporary skilled-labor employment services to businesses worldwide.  Sales are predominantly in the United States, Russia and Germany.

Recent Developments

Effective October 7, 2010, the Company reorganized the structure of its holding company, without stockholder approval as permitted under the Florida corporation law for formation of a holding company, by forming a new holding company subsidiary, Diversified Global Holdings Group, Inc., merging the Company into that holding company subsidiary, transferring the construction operating assets of Royal Style Design Inc. (the original company) into a separate new operating subsidiary (Royal Style Design Developments, Inc.) and, as a result of the merger, changing the company name to Diversified Global Holdings Group, Inc. ("DGH Group").  The change of the corporate name became effective on November 9, 2010, the date of approval for trading purposes by FINRA.  As a result of the restructure, DGH Group owns all of its operating subsidiaries.  The restructure did not require an exchange of certificates by our stockholders, will have no tax consequences to, or effects on the respective holding periods for stock held by, or the rights of, the stockholders, and will have no effect on the Company's status as reporting company under the SEC's rules.

Basis of Presentation

On November 20, 2009, the Company entered into a Share Exchange Agreement ("Agreement") with the stockholders of Diversified Global Holdings, Inc. a Delaware corporation, ("DGH"), providing for the acquisition by the Company of 100% of all the outstanding shares of common stock of DGH.  In connection with the agreement, as of November 20, 2009, the Company issued 86,235,800 shares of its common stock to the stockholders of DGH.  The issuance of these 86,235,800 shares effectively gave control of the Company to the stockholders of DGH.

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

The local currency and the functional currency of the foreign subsidiaries of the Company is the Russian Ruble (“RUB”) and European Euro ("Euro").

Any conversion of RUB and Euro amounts to USD should not be construed as a representation that such RUB and Euro amounts have been, could be, or will in the future be converted into USD at the current exchange rate or at any other exchange rate.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the nine months ended September 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.     EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the periods ended September 30, 2010 and 2009, there were no potential shares outstanding.

3.     ACQUISITIONS

Effective December 31, 2009, the Company entered into three Exchange and Acquisition Agreements (the “Agreements”) for the acquisition of three companies: Fregat Ltd., a limited company formed under the laws of the Russian Federation (“Fregat”), for the acquisition of which the Company issued 203,698 shares of its common stock to the owner of all of the outstanding ownership interests in Fregat; Bauelemente Kuhn GmbH, a limited liability company formed under the laws of Germany (“Kuhn”), for the acquisition of which the Company issued 63,233 shares of its common stock to the owner of all of the outstanding ownership interests in Kuhn; and Kuechen Schilling GmbH, a limited liability company formed under the laws of Germany (“Schilling”), for the acquisition of which the Company issued 635,780 shares of its common stock to the owner of all of the outstanding ownership interests in Schilling.  In connection with the Agreements, as of December 31, 2009, the Company issued an aggregate of 902,711 shares of its common stock to the owners of the three companies the Company acquired.

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

The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the results of operations of Fregat, Kuhn and Schilling are included in the Company's consolidated financial statements from January 1, 2010.

Effective July 1, 2010, the Company entered into three Exchange and Acquisition Agreements (the "Agreements") for the acquisition of three companies:  OOO PSO Kazanneftekhiminvest Ltd, a limited company formed under the laws of the Russian Federation ("KNHI"), for the acquisition of which the Company issued 32,260,000 shares of its common stock to the owner of all the outstanding ownership interests in KNHI; Technostroy Ltd, a limited company formed under the laws of the Russian Federation ("Technostroy"), for the acquisition of the Company issued 344,944 shares of its common stock to the owner of all of the outstanding ownership interest in Technostroy; Xerxis Consulting, LLC, a Florida consulting company ("Xerxis"), for the acquisition of which the Company issued 25,215 shares of its common stock to the owner of all the outstanding ownership interest in Xerxis.  In connection with the Agreements, as of August 5, 2010, the Company issued 32,630,159 shares of its common stock to the owners of the three companies the Company acquired.

Each of the agreements entered into with the three companies acquired effective July 1, 2010, provides the former owners to require the Company to initiate the regulatory filing process for clearance by the Securities and Exchange Commission, to register the shares received by the former owners, subject to the Company's Board approval, and for the right of each former owner to repurchase ownership of the subsidiary they sold to the Company at any time in the first year following the closing date, by such former owner paying the Company the value of that subsidiary, as such value is determined by the Company's Board of Directors.

The aggregate purchase price was $195,780,955, the fair value of the common stock issued.  The results of operations of the three companies acquired are included in the consolidated financial statements beginning July 1, 2010.  The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values.

At July 1, 2010
Purchase price:
Common stock issued	$195,780,955
Total consideration		$195,780,955

Allocation of purchase price:
Cash	$2,617,209
Accounts receivable	2,691,191
Inventories	13,286,620
Property and equipment	185,758,066
Goodwill	9,091,993
Total Assets Acquired	213,445,079

Accounts payable	2,668,466
Accrued expenses	169,636
Customer advances	190,163
Income taxes payable	557,834
Long-term debt	14,078,025
Total Liabilities Assumed	17,664,124

Net Assets Acquired	$195,780,955

The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of KNHI, Technostroy and Xerxis have been included in the Company's consolidated financial statements from July 1, 2010.

The following unaudited pro forma summary of results of operations assume that the six acquired entities had been acquired as of January 1, 2009:

	Nine Months Ended
	September 30,
	2010	2009
Net revenue	$18,364,245	$5,860,955
Net earnings	1,911,038	161,684
Earnings per share - diluted	0.02	0.00

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.   The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

		Assets at Fair Value as of September 30, 2010 and
		December 31, 2009 Using

September 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$1,484,496	$1,484,496	$-	$-

December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$320,345	$320,345	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2010.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  As of September 30, 2010, there was no impairment to goodwill.  The Company's interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  There were no triggering events that occurred during the nine months ended September 30, 2010 that would warrant interim impairment testing.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition.  Effective January 1, 2009, acquisition related costs will be recognized separately from the acquisition in accordance with ASC 805, "Business Combinations".

The changes in the carrying value of goodwill for the nine months ended September 30, 2010 is as follows:

Total

Balance, December 31, 2009	$49,610

Acquired during the nine months ended September 30, 2010	8,653,605

Balance, September 30, 2010	$8,703,215

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

	September 30,	December 31,
	2010	2009

Machinery & equipment	$2,159,376	$48,430
Vehicles	201,993	147,052
Buildings and building improvements	1,019,275	1,113,268
Land	184,013,144	-
	187,393,788	1,308,750
Less: accumulated depreciation	144,463	34,828
	$187,249,325	$1,273,922

In November 2009, a shareholder of the Company contributed a building to the Company with a fair value of approximately $1 million in accordance with an appraisal performed by an independent third party, and related debt of approximately $271,000.

In June 2010, the Company sold a building in Kazan, Russia for approximately $95,000.  For the nine months ended September 30, 2010, the Company recorded a gain on the sale of approximately $9,200, which is included in other income on the Company's consolidated statement of operations.  The proceeds from the sale are included in accounts receivable on the Company's consolidated balance sheet as of September 30, 2010.

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $109,635 and $6,033, respectively.

7.     NOTES RECEIVABLE - RELATED PARTIES

In connection with the acquisition of Kuhn, the Company has a receivable from a shareholder as of September 30, 2010 and December 31, 2009 in the amount of $73,311 and $53,573, respectively.  The note bears interest at 5% per anum and is due upon demand.  Interest income for the nine months ended September 30, 2010 and 2009 was $2,370 and $-0-, respectively.

8.	INVENTORIES
As of September 30, 2010 and December 31, 2009, inventory consists of the following:

	September 30,	December 31,
	2010	2009
Finished goods	$402,848	$394,272
Work in progress	120,954	148,815
Construction in progress	1,177,855	-
Raw materials	4,502,884	3,070
Advance deposits	11,078,605	99,253
	$17,283,146	$645,410

The Company prepays various suppliers for inventory.  The deposits paid in advance are included as a component of the Company's inventory.

9.	DEBT
Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
Mortgage payable, interest at 10% per anum, monthly payment	$162,217	$162,217
of $2,200, due June 2011, collaterized
by a building and the personal guarantee
of a shareholder (1)

Automobile loans, interest at 0 - 5.9% per anum, monthly payments	36,026	51,356
of $2,028, due December 2010 through December 2013

Automobile loan, interest at 14% per anum, monthly payment	2,339	13,590
of $1,224 due November 2010

Automobile loan, interest at 5% per anum, monthly payment	445	4,689
of $469 due October 2010

Loan payable, interest at 15% per anum, due November 2011	9,867	-

Loan payable, interest free, due upon demand	19,373	6,956

Note payable to Investment and Consulting Ltd, interest free, due May 2020	8,673,248	-

Note payable to Trade House Akbars, interest free, due December 2019	920,662	-

Note payble to Akbars Development, interest 10.1% per anum, due May 2011	4,934,211	-

Note payable to Akbars Development, interest Bank of Russia rate plus 1%
(3.2% at September 30, 2010), due May 2011	4,844,826	-

Note payable to Belochay combinat, interest at 12% per anum
due September 30, 2011	55,722	-
	19,658,936	238,808
Less current portion	10,041,856	211,245
	$9,617,080	$27,563

a.
The mortgage is currently in default.  Most of the payments of principal have not been made since May 2008 and current interest payments are past due.  The terms of the mortgage state if the mortgage is not paid, the balance shall be immediately due and payable and the mortgage may be foreclosed.  As of the date of this report, no demand by the lender for payment or any foreclosure action has been taken.

The following table shows the maturities by year of the total amount of long-term debt as of December 31, 2009:

Year Ending December 31,
2010	$192,787
2011	9,866,286
2012	3,285
2013	2,468
thereafter	9,594,210
$19,659,036

Interest expense for the nine months ended September 30, 2010 and 2009 was $178,301 and $-0-, respectively.

10.          ACCRUED EXPENSES

	September 30,	December 31,
	2010	2009
Professional fees	$7,528	$58,659
Salaries	48,217	36,166
Taxes payable	73,362	62,197
Warranty	17,601	18,434
Interest	292,734	25,764
Other	96,664	19,561
	$536,106	$220,781

11.          COMMON STOCK

In September, 2010, the shareholders of the Company voted to increase the authorized shares to 500,000,000 shares at $0.001 par value, of which 87,238,801 shares are outstanding as of September 30, 2010.

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

On August 5, 2010, the completed three acquisitions (see Note 3, "Acquisitions") and issued 32,630,159 common shares, valued at $195,780,955, of the Company in connection with these acquisitions.

During the nine months ended September 30, 2010, the Company sold 15,131 shares of its common stock and received proceeds of $107,699.

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

As of December 31, 2009, the Company recorded a deferred tax asset with a foreign net operating loss ("NOL") carry forward of approximately $205,000 and U.S. net operating loss carry forward of approximately $240,000 that was fully offset by a valuation allowance due to the determination that it was more than likely that the Company would be unable to utilize those benefits in the foreseeable future.  The Company's foreign NOL expires in 2015 and the U.S. NOL expires in 2025.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carry forwards to offset taxable income when an ownership change occurs.  The Company's reverse recapitalization meets the definition of an ownership change and some of the NOL's will be limited.

13.          RELATED PARTY TRANSACTIONS

a)
A stockholder of the Company advanced the Company $29,725 during the years ended December 31, 2008 and 2009 and $46,899 during the nine months ended September 30, 2010.  The advance is interest free and due on demand.  No payments have been made against the advance and the amount due the related party is $76,624 and $29,725 at September 30, 2010 and December 31, 2009, respectively.

b)
In connection with the contribution of a building to the Company by a shareholder, the Company is obligated to reimburse the shareholder for payments made by the shareholder in connection with the building.  The note to the shareholder bears interest of 5% per anum and is due upon demand.  As of September 30, 2010 and December 31, 2009, the amount due the shareholder was $63,465 and $88,223, respectively.  Interest expense for the nine months ended September 30, 2010 and 2009 was $2,931 and $-0-, respectively.

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

The following financial information relating to the Company's business segments:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales by geographic areas:
United States	$855,389	$336,328	$343,688	$66,565
Europe	7,425,324	520,902	5,041,816	188,645
	$8,280,713	$857,230	$5,385,504	$255,210
Net sales by industry segment:
Electronic components	$651,344	$520,902	$173,540	$188,645
Art work and jewelry	126,316	113,907	17,837	20,748
Construction	7,304,455	222,421	5,098,196	45,817
Other	198,598	-	95,931	-
	$8,280,713	$857,230	$5,385,504	$255,210
Income (loss) from operations:
Electronic components	$33,727	$2,126	$(15,296)	$117,347
Artwork and jewelry	14,480	(6,198)	(955)	(10,933)
Construction	973,200	2,986	785,137	(58,561)
Other	15,965	(30,158)	21,441	(16,065)
	$1,037,372	$(31,244)	$790,327	$21,788

Total Assets: (as at)	September 30, 2010	December 31, 2009
United States	$1,469,784	$1,222,606
Europe	221,105,405	2,528,461
	$222,575,189	$3,751,067

15.           COMMITMENTS AND CONTINGENCIES

In February 2010 and April 2010, the Company entered into two letters of intent to purchase the outstanding common stock of Tatnefteprovodstroy, OJSC and up to 48% of the outstanding equity of Yachtsman Properties.  Under the terms of the Letters of Intent, the Company agreed to negotiate the purchase of the outstanding shares and detailed the conditions for the mutual exchange of information.  The due diligence process has expired and the Letters of Intent have been terminated.

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

Overview

Diversified Global Holdings Group, Inc. (the “Company”, “DGH Group”, “we” or “us”) was incorporated in the State of Florida on July 7, 2006, under the name Royal Style Design, Inc.  We specialized in customized surface installation solutions for floors, walls and other parts of the home using wood, glass, stone and ceramic tile in custom designed homes throughout central Florida. As a result of the acquisitions we have made within the past year, we are now engaged in custom construction activities in Germany and the United States and in the retail sale of high-end contemporary works of art and jewelry in the United States. Our U.S. operations also provide business consulting services to companies including temporary skilled-labor employment services to businesses worldwide.  We are engaged in wholesale distribution of electronic components and in facility, infrastructure and general contracting construction activities in Russia. One of our Russian construction subsidiaries, Kazanneftekhiminvest Ltd., owns 8.56 sq. miles of land in Kazan, Russia, which is planned to be used for future development projects for commercial and residential use. Sales are predominantly in the United States, Russia and Germany.

We have also commenced evaluation of the development and worldwide marketing of General Purpose Reloadable (GPR) debit cards to corporate and government users and consumers.  The planned products would provide banking service solutions for various corporate and consumer applications, including payroll, travel, student, and gifts.  Our development of these GPR debit card products is in the early stage, and there is no assurance that we will have the capital available to pursue this line of business or, if we complete development of these planned products for the international marketplace, that such products will be commercially successful.

Acquisitions

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

For accounting purposes only, the transaction with DGH was treated as a recapitalization of the Company, as of November 20, 2009, with DGH as the acquirer.  The financial statements prior to November 20, 2009 are those of DGH and reflect the assets and liabilities of DGH at historical carrying amounts. The financial statements show a retroactive restatement of DGH's historical stockholders' equity to reflect the equivalent number of shares issued to DGH. Our balance sheet at December 31, 2009, includes the assets and liabilities of Fregat, Kuhn and Schilling, which were acquired on December 31, 2009. Our results of operations for the nine months ended September 30, 2010 include the operations of Fregat, Kuhn and Schilling, as the results of their operations are included in operations from the date of their acquisition.

At closings held on August 5, 2010, we acquired: in exchange for the issuance of 32,260,000 shares of our common stock, all of the outstanding ownership interests in OOO PSO Kazanneftekhiminvest Ltd. (“KNHI”), a construction company located in Kazan, Russia; 100% of the outstanding ownership interests in Technostroy Ltd. (“Technostroy”), a construction and logistics company located in Kazan, Russia, in exchange for 344,944 shares of our common stock; and 100% of the outstanding ownership interests in Xerxis Consulting LLC (“Xerxis”), a skilled labor, temporary employment agency, in exchange for 25,215 shares of our common stock. In order to permit these acquisitions to be accomplished, on August 5, 2010, three major shareholders of the Company contributed 39,000,000 shares owned by them to the capital of the Company. Following the acceptance of the 39,000,000 shares of common stock so reacquired by the Company as a contribution to capital by these stockholders, under the Florida Business Corporation Act, such shares constituted authorized but unissued shares of common stock of the Corporation.  By reason of such contribution to capital, the outstanding shares of common stock of the Company were reduced from 93,638,511 shares to 54,638,511 shares. Following issuance of 32,630,459 shares of common stock in the acquisition of Xerxis, Technostroy, and KNHI, the Company has 87,268,670 shares of common stock outstanding.

Recent Developments

Effective October 7, 2010, we reorganized the structure of the Company, without stockholder approval as permitted under the Florida corporation law for formation of a holding company, by forming a new holding company subsidiary, Diversified Global Holdings Group, Inc., merging the Company into that holding company subsidiary, transferring the construction operating assets of Royal Style Design, Inc. (the parent company of our group prior to the holding company merger) into a separate new operating subsidiary (Royal Style Design Developments, Inc.) and, as a result of the merger, changing our company name to Diversified Global Holdings Group, Inc. The change of our corporate name was approved by FINRA and become effective for trading purposes on November 9, 2010. As a result of the restructure, all of the Company’s operations are conducted by its operating subsidiaries.

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

Note 1 to our audited Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, discusses the most significant policies we apply, or intend to apply, in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America.

Allowance for Doubtful Accounts

The principal accounting policy potentially subject to change as a result of our business operations is that relating to the treatment of our receivables and the related allowance for doubtful accounts that would be shown on our balance sheet. Our allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and in the electronic component resale industry in Europe, and the financial ability of our customers.  The Company believes that no allowance for doubtful accounts is necessary at September 30, 2010 and December 31, 2009 for the U.S. construction subsidiaries. For other subsidiaries, allowances for doubtful accounts have been provided. In the future we will continue to evaluate provisions for allowances for doubtful accounts depending on the financial strength of the customers that owe us payments, as well as our estimate of economic conditions generally in the areas where we operate.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the nine months ended September 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Revenues

Revenues for the three months ended September 30, 2010 were $5,385,504 as compared to $255,210 for the three months ended September 30, 2009 representing an increase of approximately $5.1 million.  The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009 and in July 2010.

Cost of Sales

Cost of sales increased approximately $3.9 million from $179,756 for the three months ended September 30, 2009 to $3,989,448 for the three months ended September 30, 2010.  The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009 and in July 2010.

General and Administrative Expenses

General and administrative expenses increased approximately $552,000 to $605,729 for the three months ended September 30, 2010 as compared to $53,666 for the three months ended September 30, 2009.  The Company attributes the increase primarily to an increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission and as a result of the acquisition of several additional companies at the end of 2009 and in July 2010 offset, in part, by lower operating expenses.

Net Earnings (Loss)

For the three months ended September 30, 2010, the Company reported net earnings of $540,746 as compared with net earnings of $18,271 for the three months ended September 30, 2009.  The Company attributes the net earnings in 2010 primarily to the acquisition of several additional companies at the end of 2009 and in July 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Revenues

Revenues for the nine months ended September 30, 2010 were $8,280,713 as compared to $857,230 for the nine months ended September 30, 2009 representing an increase of approximately $7.4 million.  The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009 and in July 2010.

Cost of Sales

Cost of sales increased approximately $5.4 million from $549,658 for the nine months ended September 30, 2009 to $5,901,702 for the nine months ended September 30, 2010.  The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009 and in July 2010.

General and Administrative Expenses

General and administrative expenses increased approximately $1.0 million to $1,341,639 for the nine months ended September 30, 2010 as compared to $338,816 for the nine months ended September 30, 2009.  The Company attributes the increase primarily to an increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission and as a result of the acquisition of several additional companies at the end of 2009 and in July 2010 offset, in part, by lower operating expenses.

Net Earnings (Loss)

For the nine months ended September 30, 2010, the Company reported net earnings of $737,113 as compared with a net loss of $49,993 for the nine months ended September 30, 2009.  The Company attributes the net earnings in 2010 primarily to the acquisition of several additional companies at the end of 2009 and in July 2010.

Liquidity and Capital Resources

As of September 30, 2010, the Company has a working capital surplus of $11.8 million and stockholders' equity of $198.7 million.  The Company finances its activities presently through operations, related party loans and loans from third parties.

A subsidiary of the Company is presently in default of a mortgage secured by a building owned by the subsidiary.  No principal payments have been made since May 2008 and current interest payments are past due.  The terms of the mortgage state if the mortgage is not paid, the balance should be immediately due and payable and the mortgage may be foreclosed.  As of September 30, 2010, the entire amount of approximately $162,000 was due.  No demand by the lender for payment or any foreclosure action has been taken.

Cash and cash equivalents increased approximately $1.5 million during the nine months ended September 30, 2010.  The increase is primarily attributable to cash provided by financing activities of approximately $5.5 million (primarily the net proceeds from borrowings of $5.3 million) and cash provided by investment activities of $2.3 million (primarily $2.7 million of cash received from the Company’s three acquisitions in July 2010) offset, in part, by cash used in operating activities of approximately $6.6 million (primarily an increase of $7.4 million in operating assets and liabilities offset by approximately $737,000 in net earnings.

Accounts receivable increased by approximately $5.9 million to approximately $7.1 million during the nine months ended September 30, 2010 primarily due to the Company’s acquisitions in July 2010.  Inventories increased by approximately $16.6 million to approximately $17.3 million during the nine months ended September 30, 2010 primarily due to the Company’s acquisitions in July 2010.  Accounts payable and accrued expenses increased by approximately $1.81 million during the nine months ended September 30, 2010 primarily due to the Company’s acquisitions in July 2010.  Customer advances decreased by approximately $120,000 during the nine months ended September 30, 2010 to approximately $365,690 during the nine months ended September 30, 2010 primarily due to a decrease in activity during the period.  Long-term debt increased approximately $19.5 million primarily due to short-term borrowings of $8.0 million and the Company’s acquisitions in July 2010.

Property and equipment increased by approximately $186 million from December 31, 2009 reflecting the depreciation of assets by Company and the sale of a building during the second quarter of 2010, offset by the purchase of property and equipment of approximately $326,972 and the Company’s acquisitions in July 2010.

Trend Analysis by Industry Segment

Construction

Sales and capital expenditures increases for the nine month period ended September 30, 2010 reflect the acquisitions of Kuhn, Schilling, Technostroy and KNHI.

Net sales for the nine months ended September 30, 2010 were $7,304,455 as compared to $222,421 for the nine months ended September 30, 2009 representing an increase of approximately $7.1 million, principally a result of the acquisitions of Kuhn, Schilling, Technostroy and KNHI.  The Company also attributes the increase to an upturn in the U.S. housing and European markets towards the end of 2009.  The Company expects revenues of our construction subsidiaries to increase for 2010.

Electronic Component Distribution

Sales and capital expenditures increases for the nine month period ended September 30, 2010 reflect the acquisition of Fregat.

Net sales for the nine months ended September 30, 2010 were $651,344 as compared to $520,902 for the nine months ended September 30, 2009 representing a 25% increase of approximately $130,000.  The Company attributes the increase primarily to the acquisition of Fregat, whose operations are included following the December 31, 2009 date of acquisition and increases in demand of electric components during the quarter.  The Company expects revenues to increase for 2010.

Consulting

Net sales for the nine months ended September 30, 2010 were $198,598 as compared to $0 for the nine months ended September 30, 2009.  The Company attributes the increase primarily to the fact that most consulting work was obtained at the end of 2009 when the economy started to rebound.  A large contract was signed in 2009, part of the income from which was earned in to 2010.  The increase is also attributable to the Xerxis acquisition in July 2010.  The Company expects revenues to increase for 2010.

Retail

Net sales for the nine months ended September 30, 2010 were $126,316 as compared to $113,907 for the nine months ended September 30, 2009 representing a 11% increase of approximately $12,000.  The Company attributes the increase primarily to a rebound in consumer spending following the economic crisis of 2009.  Sales began rebounding towards the end of 2009 and the Company expects revenues to increase for 2010.

Capital Expenditures

Capital expenditures for the Company during the nine months ended September 30, 2010 were approximately $327,000.  The expenditures primarily consisted of leasehold improvements to a new office in Orlando Florida and machinery and equipment purchased in our European operations.  Capital expenditures throughout 2010 will be made as needed but the Company does not expect the cash outflow will have a major impact on the Company's cash flow during 2010.

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

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC.
(Registrant)

	By:	/s/ Richard Lloyd
Richard Lloyd,
Chief Executive Officer

Dated: November 12, 2010

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