Form 10-K
period 2010-12-31
DIVERSIFIED GLOBAL HOLDINGS GROUP INC.
filed 2011-04-14
CIK 1451775

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53524

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC.
(Exact name of Registrant as Specified in Its Charter)

Florida	74-3184267
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

800 North Magnolia Ave., Suite 105, Orlando, FL	32803
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:	(407) 843-3344

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.    ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☐ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $70,196,089.

Number of shares of Common Stock outstanding as of March 28, 2011: 87,294,801.

Documents incorporated by reference:  None

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

Item 1. Business.

Background

Diversified Global Holdings Group, Inc. (the “Company”, “we”, “us” or “DGHG”) operates primarily in four industries in three geographical areas - the United States, Russia and Europe. We are engaged in custom construction activities in Germany and the United States and in the retail sale of high-end contemporary works of art and jewelry in the United States. Our U.S. operations also provide business consulting services to companies including temporary skilled-labor employment services to businesses worldwide. We are engaged in wholesale distribution of electronic components and in facility, infrastructure and general contracting construction activities in Russia. One of our Russian construction subsidiaries, Kazanneftekhiminvest Ltd., owns 8.56 sq. miles of land in Kazan, Russia, which is planned to be used for future development projects for commercial and residential use. Sales are predominantly in the United States, Russia and Germany. We have also evaluated the development and worldwide marketing of General Purpose Reloadable (GPR) debit cards to corporate and government users and consumers.

Effective October 7, 2010, we reorganized the structure of the Company, without stockholder approval as permitted under the Florida corporation law, by forming a new holding company subsidiary, Diversified Global Holdings Group, Inc., merging the Company into that holding company subsidiary, transferring the construction operating assets of Royal Style Design, Inc. (the parent company of our group prior to the holding company merger) into a separate new operating subsidiary (Royal Style Design Developments, Inc.) and, as a result of the merger, changing our company name to Diversified Global Holdings Group, Inc. The change of our corporate name was approved by FINRA and become effective for trading purposes on November 9, 2010. As a result of the holding company restructure, all of our operations are conducted by our operating subsidiaries.

The original businesses of DGHG and the operations of each of our recently-acquired subsidiaries are described separately below.

Our Group of Companies

Construction Segment

Our construction companies serve a diverse range of residential and commercial clients and builders. All companies have corporate websites. We rely primarily on referrals from satisfied customers and advertising for new projects.

Kazanneftekhiminvest
We acquired OOO PSO Kazanneftekhiminvest Ltd. (“KNHI”) on August 5, 2010.  KNHI was formed under the laws of the Russian Federation. KNHI is a construction and design company located in Kazan, Russia, established in October 2008, by Mr. Likhachev as a successor to his prior businesses that he had commenced in 1999. Mr. Likhachev is also a member of our board of directors. The specialties of the KNHI allow it to offer customers the most efficient solutions to large-scale construction without lowering the quality that the client expects. KNHI’s ability to transport its own construction heavy equipment inventory including cranes, excavators, and bulldozers allows the company to participate in government tenders. KNHI’s constant improvement in its inventory transportation equipment enhances its ability to bid for projects of all sizes.

KNHI offers general construction services, as well as project management services, including site surveying, preparation and improvement, and the design and construction of hotels, sports stadiums, parking structures and government subsidized projects such as airports and mega-farms. Major customers include the state government of the Republic of Tatarstan, and projects include various governmental, industrial and agricultural facilities in Tatarstan. A new area of specialty is the design of systems and the supply of gas to apartment buildings.

KNHI owns 8.56 sq. miles of land in Kazan, Russia. The land is planned to be used for future development projects for commercial and residential use.

KNHI intends to procure financing for the following developments to be performed and owned by KNHI:

1.
Commercial construction of an environmentally friendly government certified animal food production factory, utilizing 300 acres with costs expected to be approximately $60 million and targeted revenues of $50 million per year, estimated to enable repayment of all construction financing within five years.

2.
Commercial construction of an environmentally friendly government certified chicken farm, utilizing 20 acres with costs expected to be approximately $10 million, and targeted revenues of $8 million per year, estimated to enable repayment of all construction financing within five years.

3.
Residential construction: 100 acres are planned be used to build a living community with approximately 200 homes.  Costs are expected to be $30 million, which will be partly financed by preconstruction sales of 100 homes at approximately $300,000 and the remaining homes sales targeted to generate $50 million in post construction revenues.

4.
The remaining unused land is expected by KNHI to increase in value partly due to the construction of these planned projects and also due to large scale infrastructure development and both commercial and residential construction projects currently being completed in the surrounding area.

KNHI’s office is located in Kazan, Russia. The company has 82 full time employees, and works regularly with 33 subcontractor companies.

Technostroy
Technostroy Ltd. (“Technostroy”) was formed under the laws of the Republic of Tatarstan and is located in Kazan, Russia. Technostroy offers a broad range of construction and logistic services, from site surveying, preparation and improvement, to construction and finishing of buildings, including internal engineering systems and equipment. Technostroy also offers project management services, acting as a project manager or general contractor. The company is licensed for the construction of I and II levels of responsibility in accordance with construction standards of the Russian Federation. At this time, the company employs 23 people.

Technostroy experiences substantial competition from other construction and logistic companies within the Republic of Tatarstan, but believe they are distinguished by high quality work and strict adherence to deadlines.

Niaz Tavabilov, 40, has acted as the director of Technostroy since 2008. From 2000 to 2008, he worked as a chief engineer for Kontur LLC located in Kazan, Russia. From 1995 to 1998, he worked as a specialist for the department of communications in the AkBars Bank in Kazan, Russia. In 1995, he graduated from the Department of Applied Mathematics at the Kazan Aviation Institute. Niaz served in the Armed Forces of USSR from 1988 until 1989.

Azat Tavabilov, 32, has acted as the assistant director of Technostroy since 2007. From 2004 to 2007, he worked as the assistant director of Volgastroy-Kazan LLC located in Kazan, Russia. Mr. Tavabilov has two degrees; he received his first in 2000, from the Department of Legal Studies at Kazan State University, and in 2001, Azat graduated from the Department of Industrial and Civil Construction at the Kazan Institute of Engineering and Construction.

Kuechen-Schilling
Kuechen-Schilling GmbH. (“Schilling”) a custom design and installation company that specializes in larger commercial kitchen installations and commercial construction projects. The company primarily constructs kitchen and bathrooms but can do custom interiors as well. Schilling designs, builds and installs commercial bathrooms and kitchens including all furniture. Similarly to Bauelemente Kuhn (“Kuhn”), Schilling offers a wide range of high quality, traditional and contemporary kitchen components which are custom-made to order. Schilling’s design services and wide range of appliances are certain to satisfy every clients needs. The company also sells the appliances that are installed in their designs.

Schilling provides construction services and construction materials. Once a client has placed an order, the order is sent to the supplier. When the order is ready, the supplier ships the order to Schillings warehouse. Any additional assembly is completed at our warehouse. Upon completion of the assembly, Schilling contacts their client to discuss a shipment date to the project site and sets the date of installation.  On the delivery date our techs complete the installation on site. The majority of our work, approximately 95% is delivered to our client’s worksite, while approximately 5% of our client’s orders are picked from our warehouse.

Schilling meets its customer’s needs by going to the construction or project site. Schilling works with many well known German designers and architects who recommend Schilling to their clients. One of Schillings advantages is that its ability to offer a wide array of kitchen designs from a variety of manufacturers. This competitive advantage enables Schilling to attract clients from all income levels, while other competing companies primarily focus on mid-level income customers. Due to our client’s direct referrals and recommendations we have continued to gain market share outside of our primary region of operation.  These word of mouth referrals have helped to market our company to new territories. There are three kitchen installation companies in our region and all three are smaller than our company. There is only one furniture store locally that is larger than us, but their kitchen department does not offer as large of an assortment of products or custom services as we do.

Schilling obtains all materials from a number of different local sources.  Schilling presently purchases its electrical components from Seimens, Miele, Neff, Bosch, Gaggenau and Electrolux. Schilling purchases its kitchen furniture from Häcker, Nobilia, Ballerina, Leicht, Siematic, Nolte and Schüller. Schilling purchases its kitchen appliances from Blanco, Franke and Schock and its bathroom furniture from Puris-Bad Gmbh. All installation material supplies are readily available from a large number of sources.

Schilling was formed on October 2008, as a German registered firm.   Schilling operates primarily in Germany, with its principal office located in Rodinghausen-Bruchmuhlen, Germany. All revenue is earned within Germany, and 100% of the company’s assets are located in Germany.  Schilling presently has seven employees and six subcontractors. Mr. Viktor Schilling, 40, is currently the president and founder of Schilling. His background is in the manufacturing business, where he negotiated long term variable material contracts involving inventory controls while maintaining safety, security and quality of product.

Schilling has a variety of customers including large companies such as, Küchen-Klewno, Küchen-Frank, Küchen-Zinn, Küchen-Degele, Küchen-Benhardt, Küchen-Neufeld and the kitchen manufacturer Arndt Lindemann. Residential clients accounted for approximately 45% of revenues and government agencies accounted for approximately 5% of revenues, the remaining 50% were commercial clients. All Schilling employees have general liability insurance for workers compensation and employers liability with coverage of $1,500,000 for each occurrence, $1,500,000 personal injury insurance, and $2,000,000 in the aggregate, provided by AMB GENERALI.

Bauelemente Kuhn
Bauelemente Kuhn GmbH. (“Kuhn”) was incorporated on April 2008, as a German registered firm. Kuhn is a custom interior design company similar to Schilling. Kuhn’s primary focus is in home kitchen and bathroom custom design and installation projects. Its principal offices are located in Lohne, Germany. Kuhn provides quality preconstruction consulting, design and project management services. Kuhn’s main services are the measurement and design, transportation and installation of home interiors. This includes kitchens and bathrooms, windows, interior & exterior doors, blinds and garage doors. The company offers a wide range of high quality, traditional and contemporary kitchen components which are custom assembled to order. Kuhn operates primarily in Germany, all revenue is earned within Germany and 100% of the company’s assets are located in Germany. Kuhn presently has four employees.

Kuhn provides construction services and construction materials. The initial client consultation is held in the office or at the construction or project site. At this consultation the design specifications and project details are discussed. After the consultation, a written commercial offer is made and, if the customer accepts it, the order is sent to the producing factory. The terms vary from one to six weeks. If the product is oversized, then it is shipped directly to a construction site from the manufacturer. If the product is a standard sized then Kuhn can receive ship and install it directly.

The construction and remodeling services provided by Kuhn are primarily marketed through direct referrals from builders and word-of-mouth recommendations from clients. There are approximately seven companies working in the same market and regional territory as Kuhn, and four of these competitors are larger.

Kuhn obtains all materials from a number of different local and international sources. Kuhn presently purchases its plastics from FA Schuco Gmbh and Rehau Gmbh. Kuhn purchases its aluminum products from Schuco Gmbh and Heroal Gmbh. Kuhn purchases its kitchen products from Nobilia Gmbh, its wood products from Lobo Turen Gmbh and its tile products from the Italian companies Peronda, Alaplana, and Realceramica. Kuhn’s installation supplies are readily available from a large number of domestic sources.

Mr. Valerian Kuhn, 48, is presently the CEO of Kuhn. He has held this position since 1997. As Kuhn’s chief executive officer he designs and implements company strategies and directs the company on how to provide economical solutions for residential, commercial and government clients. Mr. Kuhn is also responsible for the financial management, strategic planning, bank negotiations, wholesale distribution, accounting systems development, productivity, profitability, team leadership, inventory control and cost control. He is experienced in the preparation and organization of construction projects and information packages for clients and management. Mr. Kuhn received his bachelor’s degree in Mechanical Engineering from the University of Avtodorozni located in Omsk, Russia.

Kuhn is a member of Holz-berufsgenossenschaft, which is a government agency that provides workers compensation and unemployment insurance.

The building materials and supplies, kitchen products and electrical components utilized by Schilling and Kuhn are readily available from a large number of sources.

Royal Style Design Developments
The original company in our corporate group, Royal Style Design Developments, Inc. (“RSD”) has supplied tile, stone and wood surface installation services for new residential and commercial construction as well as remodeling construction within the Central Florida area since 2006. The three founders of RSD, Nikolay Lobachev, our Chief Financial Officer, Dmitry Terikov and Ivan Sorokoumov, had been working together as a team over the prior seven years developing expertise and a broad experience in the construction business. On January 15, 2010 Ivan Sorokoumov resigned from Royal Style Design Developments.

RSD is a custom tile and stone installation company, that specializes in ceramic, porcelain, marble, pavers and natural stone installation in existing structures for ceilings, bathrooms, walls, floors, kitchen counters, stairways, outside terraces and pool moldings, primarily stonework on floors and walls. The company also remodels kitchens (not including building or remodeling cabinets), showers and baths, and install wood and laminate flooring. RSD is licensed in Altamont Springs, Florida and currently has six employees.

Wood Imagination
Wood Imagination Inc. (“Wood Imagination”) was founded by Victor Belichenko and incorporated in the State of Florida on February 14, 2008. Wood Imagination is located in Orlando, Florida and specializes in custom made wood furnishings, including cabinetmaking and millwork in custom design homes in Central Florida. Wood Imagination’s areas of expertise include libraries, home theaters, entertainment centers, kitchens, flooring and doors. Wood Imagination also constructs the exterior of homes along with trim boards and brackets. Wood Imagination currently has one employee, its President and Chief Executive Officer, and has three subcontractors on call as its projects require.

RSD and Wood Imagination experience significant competition from other tile and millwork companies and individual subcontractors. Their niche market is maintained through customized products and services.

There are approximately 40 stone installers, woodworking and millwork companies in the Orlando area. Most of these companies are able to offer one or two services similar to RSD and Wood Imagination such as stone installation, hardwood floor, cabinet installation, or custom entertainment centers, but not all. Wood Imagination is able to provide all custom installation woodwork services. We believe that two of these competitors are significantly larger than RSD and Wood Imagination.

RSD and Wood Imagination carry general liability insurance, personal injury insurance, in addition to workers compensation and employers liability insurance, and commercial vehicle insurance in the case of RSD for three pickup trucks owned by that company.  Both companies are registered with the State of Florida and the jurisdictions in which they operate.

Costs and Effects of Compliance with Environmental Laws

The management of RSD, Wood Imagination, Forms Gallery and DGH are not aware of any specific costs or effects of environmental compliance in their respective markets.

Kuhn and Schilling follow all rules and regulations in regards to compliance with the environmental laws of Germany but do not know of any costs or effects as a result of this compliance. Every manufacturer that Kuhn and Schilling work with has its own environmental policies. Kuhn and Schilling are part of these policies in a sense that they need to collect all packaging materials and place them into specially designed containers for recycling. Kuhn and Schilling techs collect all packaging materials once they are done with installation, and put them into the designated container. The manufacturer collects these containers and returns empty ones.

KNHI and Technostroy follow all rules and regulations in regards to compliance with the environmental laws of the Russian Federation but do not know of any costs or effects as a result of this compliance.

Kontakt and Fregat follow all rules and regulations in regards to compliance with the environmental laws of the Russian Federation but do not know of any costs or effects as a result of this compliance. Every manufacturer that Kontakt and Fregat work with has its own environmental policies. Kontakt and Fregat are part of these policies in a sense that they need to collect all packaging materials and place them into specially designed containers for recycling. Kontakt and Fregat staff collect all packaging materials once they are done with packaging, and put them into the designated container.

Electronic Component Distribution

Our electronic component distribution companies serve a diverse range of residential and commercial clients in Russia and worldwide.  These companies have corporate websites from which clients can order products directly.  These companies rely primarily on advertising, direct referrals, government contracts and ease of ordering through technology to increase sales. The concept of continuously improving our supply chain efficiencies to surpass our competition is considered a sustainable competitive advantage.

Kontakt
Kontakt LLC. (“Kontakt”) was organized on October 3, 2005, under the laws of the Russian Federation. Kontakt was founded by Nikolay Uraev, he is a member of the board of directors of the Company. Kontakt operates as a retailer and wholesale distributor of electronic components to businesses that vary from nationwide companies to small businesses. Kontakt currently has eight employees.

The main operations of Kontakt are the commercial sale and distribution of electronic components. There are only two major electronic connector manufacturers in Russia, one is Elecon located in Kazan and the other is Isetskiy located in the Kamenets-Uralskiy region. These two factories supply approximately 90% of the commercial demand throughout the Russian Federation. Kontakt is the official representative of both factories. Over the past six years Kontakt has created strong business connections with government agencies and space exploration companies within the Russian Federation.

Usually contracts for the supply and consumption of electronic components are signed with producers and consumers at the end of the year. Terms of payment and delivery are different and depend on contracts. Orders are usually prepaid, but payment after delivery is also standard. Deliveries are made from the manufacturer to Kontakt’s warehouse, and then sent to the consumer. The customer also has the ability to receive it at Kontakt’s warehouse if required. Kontakt also has the ability to have the manufacturer deliver directly to the client. Deliveries can be made via railroad or courier service such as Avto transport.

Kontakt is subject to regulation in the Russian Federation, as a domestic limited liability company. Kontakt has a state registration number issued by the Republic of Tatarstan.

Fregat
Fregat LLC. (“Fregat”) was formed in 2006 under the laws of the Russian Federation. Fregat is a supplier of electronic components, electromechanical and automation devices. Fregat operates primarily in the Russian Federation, all revenue is earned within the Russian Federation and 100% of the Company’s assets are located in the Russian Federation. Fregat has a variety of customers including major companies such as, FNPC OAO NPO Mars, Sosenskyi Priborostroitel'nyi Zavod Aerotex OJSC, Prima LLC and Temp-Avia LLC. Fregat has 39 employees.

Delivery of Fregat’s products can be prepaid by the client or included in Fregats invoice. Delivery for these products can be handled by courier service such as SPSR-express, Gruzovozoff or Avto transport. When customers want to pick up the cargo themselves they may do so at the Fregat offices located in Saransk or Moscow.

Fregat stays competitive by discounts on shipping and pricing according to its vendors’ relationships. To attract new customers Fregat may use a lower than standard pricing or free shipping as a onetime exception. Fregat works with customers to maintain competitive pricing. If during a customer’s contract period the market price of their ordered products drops significantly then Fregat will adjust the price accordingly. Fregat also provides extra services unlike its competitors. These additional services include; complete packaging and additional microcircuit recheck in accordance to specific standards. Prior to shipping, technical support is offered to all clients. Fregat participates in exhibitions and trade shows like Expoelectronic and uses other marketing activities such as catalogs and direct call phone lists. Fregat’s quality management department certification is in accordance with ISO-9000.

Mr. Sergey Vilchenkov, 37, Fregat’s founder and General Director was employed at the plant of precision instruments from Saransk starting in 1997 and until 2000. In 1995, Mr. Vilchenkov served in the Russian Armed Forces and in 1997 he retired as a senior lieutenant. Mr. Vilchenkov graduated from the Mordovian State University N.P.Ogaryov located in Saransk in 1995, as an electronic equipment engineer.

Fregat is subject to regulation in the Republic of Mordovia, Russian Federation, as a limited liability company.

To the extent that Kontakt and Fregat have stable, long-term relations with the largest electronic components producers, they have a stable position and occupy large niche markets. It would take time for any major competitor to enter these markets, and significant experience is needed with the government. Personal relationships are also needed with a large number of corporate clients. Additionally, the consumers and other market participants are known and established so without new markets forming it would be difficult for a new competitor to enter or capture any significant market share from Kontakt or Fregat.

Business Consulting Services Segment

Our business consulting companies serve a diverse range of clients worldwide, and both companies have corporate websites.  We rely primarily on word of mouth referrals and advertising to increase sales.

Xerxis
We acquired Xerxis Consulting LLC. (“Xerxis”) formerly known as Rademacher Consultancy GmbH, on August 5, 2010. Xerxis is a temporary employment agency focusing primarily on skilled labor. Xerxis recently relocated its headquarters to Orlando, Florida and has a database of over 2,000 skilled workers. Xerxis is experienced at delivering high quality, contractual employees anywhere in the world. The Xerxis database includes many skilled trades, including hundreds of welders. As a full-service HR company, Xerxis specializes in three areas of operation first as a global employment provider, second as an international business consultant, and third as an e-commerce solution developer. The company's management has extensive experience in the areas of international contract negotiations, jurisdiction disputes, customs and cross-border relations and procedural disputes. The company’s present clients include SIA Manana, Ostrovi, and Pepcom, the Polish company Abra, TML Service BV Netherlands, and the German personnel service provider Flora Personnel Services GmbH & Co. KG.

Mr. Markus Rademacher, 40, is the founder and president of Xerxis Consulting. He has business experience in both the UK and Africa and is the author of the book, “The Mendieta Principle” which expounds upon the theoretical knowledge of business administration and emphasizes the importance of marketing and human resources.

All Xerxis employees have general liability insurance for workers compensation and employers liability with coverage depending on the company and work. Xerxis internal employees are insured privately. Xerxis is not aware of significant competitors in its area of business. The company’s network covers about 75% of the world by English speaking workers, and German, Russian, Polish, Dutch and Latvian speaking workers are offered as second language. Customer referrals are primarily from other current and former customers. The company presently has two employees and five subcontractors.

Diversified Global Holdings
Diversified Global Holdings, Inc. (“DGH”) was registered in Delaware on April 4, 2008, and is headquartered in Orlando, Florida. Founded by Richard Lloyd, our Chairman and Chief Executive Officer, and Mr. Vadim Enikeev, our Chairman, DGH specializes in emerging market analysis and is targeting to be a leader in business management, with the goal of increasing corporate value of its clients. Its seasoned management team has substantial experience working with the rapidly growing “BRIC” markets. DGH’s consulting operations include the following types of consulting services: IT and business technology consulting; webcasting, website design and marketing consulting, translation services, social media marketing, international business branding and consulting, video production and press writing, media awareness, global advertising, and cross-border and import/export consulting. The consulting operations of the Company do not involve any consulting services relating to business investment, or any type of investment consulting.

Our business consulting companies serve a diverse range of clients worldwide, and both companies have corporate websites. We rely primarily on word of mouth referrals and advertising to increase sales.

DGH is subject to the State of Florida Workers Compensation laws and carries workers compensation insurance. DGH carries general liability, personal property insurance, in addition to workers compensation and employers liability insurance. DGH presently has 8 employees including the Company’s Chairman and CEO, each of which dedicates approximately 10% of their professional time to the management of DGH along with 6 additional employees.

Retail Segment

Forms Gallery
Forms Gallery, Inc. (“Forms Gallery”) our retail fine art sales company in Delray Beach, Florida, serves a diverse range of domestic and international clients both commercial and residential. The company has a corporate website, and relies on word of mouth referrals, advertising and participating in local events to increase sales.

Forms Gallery was founded by Carole C. Lynn and incorporated in the State of Florida on February 14, 1992. Forms Gallery is located in Delray Beach, Florida and specializes in the retail sales, consulting, placement and shipping of high-end and unique contemporary works of art and jewelry. Forms Gallery displays oil, acrylic and water color paintings, bronze, clay, glass and wood sculptures, wood turnings and pottery. The collections are from established artists around the world but primarily from the West Coast and southwestern states. Many of these artists have their works in the Smithsonian Museum’s Permanent Art Collection located in Washington D.C. Forms Gallery provides its services to a global customer base. The customer base consists of commercial art and design selections for the common areas of new multi-family high-rise condominium as well as for individual private art collectors. Approximately fifty percent of the sales are to local or regional customers and fifty percent are to out of state or out of country customers. Forms Gallery currently has four employees, its President and Vice President and two part time subcontractors.

Forms Gallery experiences significant competition from several art galleries and individual artists in region of South Florida.  While there is significant competition, Forms Gallery has concentrated on providing better services to its clients including custom framing and hanging.  There are approximately 21 art galleries in the downtown Delray Beach area. However, the Company believes that none provides a similar collection or works of art and jewelry selection based on both quality and cost.

Forms Gallery is subject to the State of Florida Workers Compensation laws and carries workers compensation insurance. Forms Gallery has a business license issued by the City of Delray Beach, and carries general liability, personal injury insurance, in addition to workers compensation and employers liability insurance.

Competition

Our Russian Federation construction subsidiaries, KNHI and Technostroy, experience substantial competition from other construction and logistic companies in their area of operation in Tatarstan, but believe they are distinguished by high quality work and strict adherence to deadlines. Most of Schilling and Kuhn’s competition is with German companies. A small amount of competition comes from companies located in Poland and the Czech Republic. In Schilling’s case, its primary advantage is its software that allows it to provide real-time design services on site. Schilling also has a cultural advantage as all of its employees are bi-lingual, speaking both German and Russian. This enables it to access the Russian population living in Germany, which is approximately 6% of the total population of Germany. In the U.S., our construction subsidiaries experience competition from other millwork, stone installation and remodeling companies and individual subcontractors. While there is significant competition, our companies have concentrated on providing better services to our clients. Some of these competitors are significantly larger than RSD and Wood Imagination. For example, there are approximately 40 woodworking companies, millwork companies and surface installation companies in the Orlando area, as well as other installation and remodeling companies and individual subcontractors.

Our Russian Federation electronic component distribution subsidiaries experience some competition from imports of cheaper and lower quality Chinese products in the Russian market, but due to quality issues these products have not captured significant market share.

Forms Gallery experiences competition from other art galleries and individual artists in the Delray Beach, Florida, area.  While there is significant competition, it has concentrated on providing better services to its clients.  There are approximately 21 art galleries in the downtown Delray Beach area. However, the Company believes that none provides a similar collection or works of art and jewelry selection based on both quality and cost.

Our U.S. consulting subsidiaries, Xerxis and DGH, experience competition from other business services and consulting companies both locally and internationally. While there is significant competition in this industry from much larger consulting operations, DGH and Xerxis have concentrated on providing better services to their clients. Additionally, DGH believes that the considerable international business experience derived from its management, combined with its knowledge of finance and global resources, enable it to compete effectively in the international arena.

Item 1A. Risk Factors.

Our business is subject to numerous risk factors, including the following:

Risks Applicable to Our Construction Operations

THE FUTURE SUCCESS OF OUR CONSTRUCTION BUSINESSES DEPENDS ON OUR ABILITY TO RESPOND TO CHANGING CONSUMER DEMANDS, IDENTIFY AND INTERPRET TRENDS IN THE INDUSTRY AND SUCCESSFULLY MARKET NEW PRODUCTS.

The construction industry is subject to rapidly changing consumer demands, technological improvements and industry standards. Accordingly, we must identify and interpret trends and respond in a timely manner. Demand for, and market acceptance of, new products are uncertain, and achieving market acceptance for new products generally requires substantial development and marketing efforts and expenditures. If we do not continue to meet changing consumer demands and develop successful product lines in the future, the Company’s growth and profitability will be negatively impacted. If we fail to anticipate, identify or react appropriately to changes in construction product style, quality and trends or are not successful in marketing new construction products, we could experience an inability to profitably sell our services and products even at lower cost margins. These risks could have a severe negative effect on our results of operations or financial condition.

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

THE NATURE OF OUR CONSTRUCTION-RELATED BUSINESSES EXPOSES OUR COMPANIES TO POTENTIAL LIABILITY CLAIMS AND CONTRACT DISPUTES WHICH MAY REDUCE OUR PROFITS.

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

INTENSE COMPETITION IN THE CONSTRUCTION INDUSTRY COULD REDUCE OUR MARKET SHARE AND PROFITS.

We serve markets that are highly competitive in the Russian Federation, Florida and Germany and in which a large number of construction and installation and remodeling companies compete. Competition will also place downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to grow our construction companies with acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

IF WE GUARANTEE THE TIMELY COMPLETION OR PERFORMANCE STANDARDS OF A PROJECT, WE COULD INCUR ADDITIONAL COSTS TO COVER OUR GUARANTEE OBLIGATIONS.

In some instances, if we fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages. To the extent that these events occur, the total costs of the project would exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

THE NATURE OF OUR CONSTRUCTION BUSINESSES EXPOSES US TO POTENTIAL LIABILITY CLAIMS AND CONTRACT DISPUTES WHICH MAY REDUCE OUR PROFITS.

We have been and may in future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

WE ARE VULNERABLE TO THE CYCLICAL NATURE OF THE CONSTRUCTION BUSINESS.

The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in the industries we serve.

TWO OF OUR CONSTRUCTION SUBSIDIARIES OPERATE IN THE RUSSIAN FEDERATION WHERE THERE ARE HIGH SECURITY RISKS, WHICH COULD RESULT IN HARM TO OUR EMPLOYEES OR UNANTICIPATED COSTS.

Some of our services are performed in high risk locations, and we may incur substantial costs such as security costs to maintain the safety of our personnel. Moreover, despite these activities, in these locations, we cannot guarantee the safety of our personnel.

IT CAN BE VERY DIFFICULT OR EXPENSIVE TO OBTAIN THE INSURANCE WE NEED FOR OUR BUSINESS OPERATIONS.

As part of business operations, we maintain insurance both as a corporate risk management strategy and in order to satisfy the requirements of many of our contracts. Insurance products have become increasingly expensive and sometimes very difficult to obtain. Although we have in the past been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future.

PAST AND FUTURE ENVIRONMENTAL, SAFETY AND HEALTH REGULATIONS COULD IMPOSE SIGNIFICANT ADDITIONAL COSTS ON US THAT REDUCE OUR PROFITS.

We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. In addition, past activities could also have a material impact on us.

WE GENERALLY DO NOT HAVE LONG TERM SUPPLY CONTRACTS AND ARE SUBJECT TO PRICE FLUCTUATIONS FOR CONSTRUCTION MATERIALS.

Our construction businesses are heavily dependent upon construction materials, such as cement, lumber, concrete, glass, and other materials, which we purchase from third-party suppliers. We could experience shortages of raw materials due to supply, production or shipment difficulties, which could impair our ability to complete construction projects for our customers. We are also directly affected by increases in the costs of such raw materials. If we cannot increase prices because of competitive pressure, increased construction materials costs could reduce our profits.

IF WE EXPERIENCE DELAYS AND/OR DEFAULTS IN CUSTOMER PAYMENTS, WE COULD SUFFER LIQUIDITY PROBLEMS OR WE COULD BE UNABLE TO RECOVER ALL EXPENDITURES.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.

Risks Applicable to Our Electronic Component Distribution Businesses

OUR ELECTORNIC COMPONENT BUSINESSES ARE SUBJECT TO FLUCTUATIONS IN DEMAND IN THE RUSSIAN FEDERATION AND TO CHANGING DOMESTIC ECONOMIC AND POLITICAL CONDITIONS WHICH ARE BEYOND OUR CONTROL.

Operating in the Russian Federation marketplace exposes us to a number of risks including:

•	abrupt changes in government policies and regulations;
•	trade restrictions;
•	tax increases; and
•	international hostilities.

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

KONTAKT, FREGAT AND THEIR SUPPLIERS WILL BE REQUIRED TO MODERNIZE THEIR PRODUCTION AND DISTRIBUTION OPERATIONS.

Current Russian factories’ equipment and technology are outdated, modernization costs are high, and all these industries currently require modernization. Kontakt’s management sees the necessity of restructuring the current electronic component factories and modernizing this industry, to be able to supply specialized, preassembled electronic components on a nationwide basis. In connection with the predicted modernization of the Russian industrial and component factories, Kontakt and its suppliers will be required to modernize their production and distribution systems.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES, AND OUR BUSINESS IS SUBJECT TO THE LOCAL BUSINESS RISKS IN EACH COUNTRY IN WHICH WE DO BUSINESS.

The majority of the revenue from the sale of our products and services is derived from customers located outside of the United States. Our sales and operations outside of the United States could be subject to certain risks, including difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Any of these factors could adversely affect our business, financial condition and results of operations. Our products and services may be subject to foreign government standards and regulations that are continually being amended and may vary from country to country. Our inability to render our products or services in compliance with foreign standards could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON THE SERVICES OF THE FOUNDERS AND EXECUTIVES OF OUR OPERATING COMPANIES AND IMPLEMENTATION OF OUR BUSINESS PLAN COULD BE SERIOUSLY HARMED IF WE LOST THE SERVICES OF ANY ONE OF THESE OFFICERS.

We depend heavily on the services of Richard Lloyd, our Chief Executive Officer, as well as the services of the executives that manage our other operating subsidiaries. We do not have formal employment agreements with, nor do we have “key person” life insurance policies on, any of these executives. There can be no assurance that these executives will remain in their management positions with us, and the loss of services of any of these executives would disrupt our business operations, which could reduce our revenues and profits.

INTEGRATION OF THE BUSINESS AND PRODUCT OFFERINGS OF ACQUIRED COMPANIES COULD DISRUPT OUR BUSINESS OPERATIONS.

We have made acquisitions in the recent year and anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Any business we acquire will need to be integrated with our existing operations, including the reporting requirements under the Securities Exchange Act of 1934, as amended, applicable to registered publicly-traded companies in the U.S. While we have not had difficulty in the past effectively assimilating the business or product offerings of companies we have acquired, there can be no assurance that we will not have difficulties doing so in the future. In addition, we could incur unknown or contingent liabilities of acquired companies. Difficulties in integrating the operations and personnel of the acquired companies could disrupt our business operations, divert management's time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Our failure to adequately manage the integration of any acquisition could disrupt our business operations and lower our revenues and profits.

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

Market Risks Related to Our Company

AS A NEWLY PUBLIC COMPANY, WE ARE SUBJECT TO FINANCIAL AND OTHER REPORTING AND CORPORATE GOVERNANCE REQUIREMENTS THAT MAY BE DIFFICULT FOR US TO SATISFY, AND WHICH HAVE RAISED AND MAY CONTINUE TO RAISE OUR COSTS AND WHICH HAVE DIVERTED AND MAY CONTINUE TO DIVERT RESOURCES AND MANAGEMENT ATTENTION FROM OPERATING OUR BUSINESS.

We have historically operated as a private company. We are required to file with the Securities and Exchange Commission, or SEC, annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC regulations. Thus, we must be certain that we have the ability to prepare on a timely basis financial statements that comply with SEC reporting requirements. We are also subject to the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the regulations promulgated thereunder, which impose significant new compliance obligations upon us. As a public company, we are required, among other things, to:

•	prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities;

•	define and expand the roles and the duties of our board of directors and its committees;

•	institute more comprehensive compliance, investor relations and internal audit functions;

•
evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC and the Public Company Accounting Oversight Board; and

•	involve and retain outside legal counsel and accountants in connection with the activities listed above.

The adequacy of our internal control over financial reporting must be assessed by management for each fiscal year. If we were unable to implement the controls and procedures required by Section 404 in a timely manner or otherwise to comply with Section 404, management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

In its assessment of the effectiveness of our disclosure controls and procedures as of December 31, 2010, our management concluded that the combination of the factors that the European subsidiaries’ financial statements are not kept on a GAAP basis and the lack of experience of their management in identifying relevant GAAP financial reporting issues and the proper accounting therefor constitute a weakness in the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2010. In addition, following the close of the second quarter of our fiscal year ended December 31, 2010, the Company’s internal controller left the Company for a position with a large audit firm, and the Company had not as of the end of the 2010 fiscal year located a replacement with the requisite experience in GAAP accounting presentation and standards. Our former internal controller was responsible for review of the U.S. subsidiaries’ financial statements and the overall consolidation of the European and U.S. subsidiaries for financial reporting purposes.  The lack of GAAP accounting experienced personnel at December 31, 2010 constitutes an additional weakness in our disclosure controls and procedures and internal control over financial reporting, and management concluded accordingly that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2010.

The changes necessitated by becoming a public company have required a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in implementing and maintaining controls and procedures that comply with these requirements.

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

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

In the recent past, stocks generally have experienced high levels of volatility. The trading price of our common stock may fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock as you may be unable to sell your shares at or above the price you paid in this offering. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our common stock;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	litigation involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	general economic conditions; and

•	sales of shares of our common stock by us or our stockholders.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

Our existing officers and directors own in excess of 80% of the outstanding common stock of our Company. As a result, if those stockholders act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These stockholders may make decisions that are adverse to your interests.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company is headquartered in Orlando, Florida, and operates from office and warehousing facilities in three countries as of March 1, 2011.  The following is a list of the Company’s principal operating facilities as at March 1, 2011.

Group Properties
Location	Approximate Sq. Ft.	Owned/Leased	Use
Orlando, Florida	3,614	Leased	Executive Offices
Orlando, Florida	650	Leased	Offices/Warehouse
Delray Beach, Florida	2,475	Owned	Retail Store
Kazan, Russian Federation	592	Leased	Office/Warehouse
Moscow, Russian Federation	1,689	Leased	Warehouse
Saransk, Russian Federation	721	Leased	Office
Lohne, Germany	2,150	Leased	Office/Warehouse
Rodingshausen, Germany	8,600	Leased	Office/Warehouse
Kevelaer, Germany	1,016	Leased	Office
Kazan, Russian Federation	1,076	Leased	Office
Kazan, Russian Federation	9,968	Leased	Office
Kazan, Russian Federation	2,744	Leased	Office/Warehouse
Kazan, Russian Federation	238,639,104	Owned (1)	Land

(1) The Company owns 8.56 sq. miles of land in Kazan, Russia, which is planned to be used for commercial and residential development.

In December 2009, DGH entered into a lease for its executive headquarters in Orlando, Florida.  The lease commenced March 1, 2010 and terminates in March 2017. The executive offices comprise 3,614 sq. ft. and the monthly rental is approximately $7,300.

On July 1, 2007, Royal Style Design Developments commenced leasing a 650 sq. ft. warehouse located in Orlando, Florida. It is leased annually at $460 per month pursuant to a year-to-year lease.  Approximately 120 sq. ft. is used as office space while the remaining space is used as a warehouse.

On July 1, 2002, Forms Gallery started leasing a 2475 sq. ft. store front property located in Delray Beach, Florida. It was leased monthly at a rent of $2,200 per month. On November 30, 2009 Forms Gallery terminated the lease agreement and the founders of Forms Gallery contributed the building to the Company. Forms Gallery was in default on the mortgage as of December 31, 2010. In January 2011, the Company signed a modification agreement and the mortgage is no longer in default.

On May 30, 2009, Kontakt started leasing 2,744 sq. ft. of office/warehouse space for $2,100 per month in Kazan, Russia. The lease requires the Company to pay certain lease operating costs (such as maintenance and insurance).  The lease contains no escalation clauses or capital improvement funding provisions and requires three months’ notice to cancel. The lease is renewable annually. Kontakt leases property for an office in Kazan, Russia of approximately 592 sq. ft. for $625 per month on an annual basis.

Fregat has entered into a month to month lease, the monthly rental is approximately $1,033, for approximately 721 sq. ft. of office space in Saransk, Russia and 1,689 sq. ft. of warehouse space in Moscow, Russia at a monthly rental of $550. These leases require the Company to pay certain executory costs (such as maintenance and insurance). The leases contain no escalation clauses or capital improvement funding provisions.  The leases are renewed annually.

On February 1, 2009, Bauelemente Kuhn started leasing a 2,150 sq. ft. office/warehouse space for $1,180 per month that is located in Lohne, Germany. The lease requires the Company to pay certain lease operating costs (such as maintenance and insurance). The lease contains no escalation clauses or capital improvement funding provisions and requires three months’ notice to cancel. The lease is renewable annually.

On September 1, 2009 Kuechen-Schilling started leasing 8,600 sq. ft. office and warehouse space for $5,940 per month and located in Rodinghausen-Bruchmuhlen, Germany. Some of these leases require the Company to pay certain executory costs (such as maintenance and insurance). These leases are with Mr. Viktor Schilling, a related party. The agreement between Mr. Viktor Schilling and the Company may be terminated by either party with a six month notice from the end of any quarter. The leases contain no escalation clauses or capital improvement funding provisions. These leases are currently on a month to month basis.

Technostroy leases 1,076 sq. ft. of office space in Kazan, Russia for approximately $1,300 per month. The lease is renewed annually.

Kazanneftekhiminvest leases 9,968 sq. ft. of office space in Kazan, Russia for approximately $1,390 per month. The lease is renewed annually.

Item 3. Legal Proceedings.

None.

Item 4. Reserved.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock were traded on OTC Bulletin Board market under the symbol “RYSD.OB”. Our common stock commenced trading on the OTC Bulletin Board market on September 4, 2009. After the Company’s name and symbol change ur shares of common stock are traded on OTCQB Market under the symbol “DGHG.PK”. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2009	High	Low
Quarter ended September 30, 2009 (September 4 through September 30)	$5.00	$.05
Quarter ended December 31, 2009	$5.05	$4.51
Fiscal Year Ended December 31, 2010
Quarter ended March 31, 2010	$7.05	$6.00
Quarter ended June 30, 2010	$8.90	$7.00
Quarter ended September 30, 2010	$8.00	$9.15
Quarter ended December 31, 2010	$8.30	$7.24
Fiscal Year Ended December 31, 2011
Quarter ended March 31, 2010 (through March 28, 2011)	$7.30	$6.90

As of March 1, 2011, we had approximately 418 record holders of our common stock.

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

The Company does not have, and has not at any time had in effect, any equity compensation plan.

Sales of Unregistered Securities

The following table sets forth the unreported sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

June 15, 2010	3,110 shares of common stock.	Private investor.	NA	$6.40 per share/NA
September 3, 2010	2,094 shares of common stock.	Private investor.	NA	$7.31 per share/NA
September 7, 2010	8,892 shares of common stock.	Private investor.	NA	$7.31 per share/NA
September 10, 2010	1,035 shares of common stock.	Private investor.	NA	$7.31 per share/NA
November 15, 2010	1,000 shares of common stock.	Consultant.	NA	$7.31 per share/NA
December 31, 2010	10,000 shares of common stock with three-year warrants to purchase 10,000 shares of common stock at an exercise price of $7.00 per share.	Private investor.	NA	$4.00 per share/NA

(1) The issuances to investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, Regulation S or Rule 701 promulgated by the SEC under the Securities Act.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2010	2009
Statement of operations data:
Net Sales	$45,770,645	$1,217,560
Net Earnings (Loss)	4,778,429	(175,240)

Balance sheet data:
Total assets	$225,935,454	$3,751,067
Current Liabilities	17,999,657	2,053,138
Long-term obligations	5,029,593	27,563

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

Overview

Diversified Global Holdings Group, Inc. (the “Company”, “DGH Group”, “we” or “us”) was incorporated in the State of Florida on July 7, 2006, under the name Royal Style Design, Inc. We specialized in customized surface installation solutions for floors, walls and other parts of the home using wood, glass, stone and ceramic tile in custom designed homes throughout central Florida. As a result of the acquisitions we have made within the past year, we are now engaged in custom construction activities in Germany, Russia and the United States and in the retail sale of high-end contemporary works of art and jewelry in the United States. Our U.S. operations also provide business consulting services to companies including temporary skilled-labor employment services to businesses worldwide. We are engaged in wholesale distribution of electronic components and in facility, infrastructure and general contracting construction activities in Russia. One of our Russian construction subsidiaries, Kazanneftekhiminvest Ltd., owns 8.56 sq. miles of land in Kazan, Russia, which is planned to be used for future development projects for commercial and residential use. Sales are predominantly in the United States, Russia and Germany. We have also commenced evaluation of the development and worldwide marketing of General Purpose Reloadable (GPR) debit cards to corporate and government users and consumers. The planned products would provide banking service solutions for various corporate and consumer applications, including payroll, travel, student, and gifts.

Acquisitions

Effective November 20, 2009, we entered into a Share Exchange Agreement with the stockholders of Diversified Global Holdings, Inc., a Delaware corporation (“DGH”), providing for the acquisition by the Company of 100% of the outstanding shares of common stock of DGH. In connection with this Agreement, as of November 20, 2009, we issued 86,235,800 shares of our common stock to the stockholders of DGH. The issuance of these 86,235,800 shares effectively gave control of RSD to the DGH shareholders. DGH owned all of the outstanding shares or equity interests in three companies: Forms Gallery, Inc., located in Delray Beach, Florida; Wood Imagination, Inc., located in Orlando, Florida; and Kontakt LLC, a limited company formed under the laws of Russia and its principal offices located at Kazan, Russia.

Effective December 31, 2009, we entered into three Exchange and Acquisition Agreements  for the acquisition of three companies: Fregat Ltd., a limited company formed under the laws of Russia (“Fregat”); Bauelemente Kuhn GmbH, a limited liability company formed under the laws of Germany (“Kuhn”); and Kuechen-Schilling GmbH, a limited liability company formed under the laws of Germany (“Schilling”). In connection with these agreements, as of December 31, 2009, we issued an aggregate of 902,711 shares of our common stock to the owners of the three companies we acquired.

For accounting purposes only, the transaction with DGH was treated as a recapitalization of the Company, as of November 20, 2009, with DGH as the acquirer. The financial statements prior to November 20, 2009 are those of DGH and reflect the assets and liabilities of DGH at historical carrying amounts. The financial statements show a retroactive restatement of DGH's historical stockholders' equity to reflect the equivalent number of shares issued to DGH. Our balance sheet at December 31, 2009, includes the assets and liabilities of Fregat, Kuhn and Schilling, which were acquired on December 31, 2009. Our results of operations for the year ended September 30, 2010 include the operations of Fregat, Kuhn and Schilling, as the results of their operations are included in operations from the date of their acquisition.

At closings held on August 5, 2010, we entered into three Exchange and Acquisition Agreements  for the acquisition of three companies: in exchange for the issuance of 32,260,000 shares of our common stock, 100% of the outstanding ownership interests in OOO PSO Kazanneftekhiminvest Ltd. (“KNHI”), a construction company located in Kazan, Russia; 100% of the outstanding ownership interests in Technostroy Ltd. (“Technostroy”), a construction and logistics company located in Kazan, Russia, in exchange for 344,944 shares of our common stock; and 100% of the outstanding ownership interests in Xerxis Consulting LLC (“Xerxis”), a temporary employment agency specializing in skilled labor, in exchange for 25,215 shares of our common stock. In order to permit these acquisitions to be accomplished, on August 5, 2010, three major shareholders of the Company contributed 39,000,000 shares owned by them to the capital of the Company. Following the acceptance of the 39,000,000 shares of common stock so reacquired by the Company as a contribution to capital by these stockholders, under the Florida Business Corporation Act, such shares constituted authorized but unissued shares of common stock of the Corporation. By reason of such contribution to capital, the outstanding shares of common stock of the Company were reduced from 93,638,511 shares to 54,638,511 shares. Following issuance of 32,630,459 shares of common stock in the acquisition of Xerxis, Technostroy, and KNHI, the Company had 87,268,670 shares of common stock outstanding.

Recent Developments

Effective October 7, 2010, we reorganized the structure of the Company, without stockholder approval as permitted under the Florida corporation law for formation of a holding company, by forming a new holding company subsidiary, Diversified Global Holdings Group, Inc., merging the Company into that holding company subsidiary, transferring the construction operating assets of Royal Style Design, Inc. (the parent company of our group prior to the holding company merger) into a separate new operating subsidiary (Royal Style Design Developments, Inc.) and, as a result of the merger, changing our company name to Diversified Global Holdings Group, Inc. The change of our corporate name was approved by FINRA and became effective for trading purposes on November 9, 2010. As a result of the restructure, all of the Company’s operations are conducted by its operating subsidiaries.

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

Allowance for Doubtful Accounts

The principal accounting policy potentially subject to change as a result of our business operations is that relating to the treatment of our receivables and the related allowance for doubtful accounts that would be shown on our balance sheet. Our allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and in the electronic component distribution industry in Europe, and the financial ability of our customers. The Company believes that no allowance for doubtful accounts is necessary at December 31, 2010 and 2009 for the U.S. construction subsidiaries. For other subsidiaries, allowances for doubtful accounts have been provided. In the future we will continue to evaluate provisions for allowances for doubtful accounts depending on the financial strength of the customers that owe us payments, as well as our estimate of economic conditions generally in the areas where we operate.

Business Combinations

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Company implemented this new guidance effective January 1, 2009 and as a result, a total of $40,000 and $25,000 in acquisition related costs were charged to selling, general and administrative expenses during 2010 and 2009, respectively.

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

The Company conducts interim as well as annual impairment tests related to its goodwill by operating segment as economic conditions may change. The Company's fair value analysis related to the impairment test is supported by a weighing of two generally accepted valuation approaches, the income approach and the market approach, as further described below. These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the operating segment's operations in the future, and are therefore uncertain. These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

Income Approach - Discounted Cash Flows. This valuation approach derives a present value of an operating segment's future annual cash flows over the next four years and the present value of the residual value of the operating segment. The Company uses a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, product pricing, sales volumes, costs and expenses, and capital expenditures. These assumptions may vary by each reporting unit depending on regional market conditions, including competitive position, supply and demand for raw materials, labor costs and other industry conditions.

Market Approach - Multiples of EBIT, EBITDA, DFNI and DFCF (as defined below). This valuation approach first identifies public companies in industries that are similar to the Company. A grouping of applicable value measures is then selected and the appropriate market multiples are calculated based on the fundamental value measures of the selected guideline companies.  The last step involves selecting the multiple to apply to the Company's various value measures, which is used to calculate the indicated value of each operating segment.

Definitions:
EBIT - Earnings before interest and taxes
EBITDA - Earnings before interest, taxes, depreciation and amortization
DFNI - Debt-free net income
DFCF - Debt-free cash flow

The Company has determined the estimated fair value substantially exceeds the carrying value for all of its reporting units.

Evaluation of Long-Lived Assets

Property, plant and equipment represent an important component of the Company’s total assets. The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

The Company determined no impairment existed as of December 31, 2010.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this update. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

Results of Operations

YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Revenues

Revenues for the year ended December 31, 2010 were $45.8 million as compared to $1.2 million for the year ended December 31, 2009 representing an increase of approximately $44.6 million. The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009 and in July 2010. The Company's Russian construction operations contributed approximately $38 million to the increase in revenues.

Cost of Sales

Cost of sales increased approximately $36.2 million from $0.8 million for the year ended December 31, 2009 to $37.0 million for the year ended December 31, 2010. The Company attributes the increase primarily to the acquisition of several additional companies at the end of 2009 and in July 2010.

General and Administrative Expenses

General and administrative expenses increased approximately $1.7 million to $2.3 million for the year ended December 31, 2010 as compared to $0.6 million for the year ended December 31, 2009. The Company attributes the increase primarily to an increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission and as a result of the acquisition of several additional companies at the end of 2009 and in July 2010 offset, in part, by lower operating expenses.

Other Income

Other income increased to $71,513 for the year ended December 31, 2010 compared to $-0- for the year ended December 31, 2009. The Company attributes the increase primarily to interest earned on excess funds and outside income earned by one of the Company's German subsidiaries.

Interest Expense

Interest expense increased to $719,210 for the year ended December 31, 2010 compared to $2,345 for the year ended December 31, 2009. The Company attributes the increase primarily to funds borrowed in the Company's Russian construction operations in connection with the 423,000 sq. ft. spa currently being constructed in Kazan, Russia.

Net Earnings (Loss)

For the year ended December 31, 2010, the Company reported net earnings of $4.8 million as compared with a net loss of $175,240 for the year ended December 31, 2009. The Company attributes the net earnings in 2010 primarily to the acquisition of several additional companies at the end of 2009 and in July 2010. The Company's Russian construction operations contributed the majority of the net earnings in 2010.

Liquidity and Capital Resources

As of December 31, 2010, the Company has a working capital surplus of $11.6 million and stockholders' equity of $202.9 million. The Company finances its activities presently through operations, related party loans and loans from third parties.

The Company has no current commitments for capital expenditures however, in the normal course of business the Company's construction operations have entered a number of construction contracts with its subcontractors for projects in 2011. As of December 31, 2010, the amount of such commitments was approximately $15 million. The Company's subsidiaries are self-sustaining financially, and the Company's current resources are adequate to meet its current commitments. The current and available capital resources are sufficient to fund planned operations for the next 12 months, and current commitments for expenditures will be satisfied out of operating cash flow of our subsidiaries but also be supplemented by related party loans. The Company expects to reduce its short-term debt obligations in its KNHI subsidiary from the cash flow generated from the completion of its spa project during the second quarter of 2011. The Company plans to raise additional capital, however, to expand the infrastructure construction capabilities of recently acquired construction subsidiaries, Technostroy and KNHI. The Company believes that raising external capital for these construction subsidiaries may be difficult in the current environment in Europe, and that the Company risks not being able to raise additional external capital for these subsidiaries.

The related party loan agreements with the Company's Chief Executive Officer and Chairman of the Board are verbal and the terms are the advances are interest free and due on demand. As of December 31, 2010, the amount due related parties is approximately $477,000.

As of December 31, 2010, a subsidiary of the Company was in default on a mortgage secured by a building owned by the subsidiaries. In January 2011, the mortgage was modified and the principal balance of $162,217 and outstanding accrued interest of $32,825 were converted to a mortgage agreement in the amount of $195,041. The mortgage will bear interest at 7% per annum, payable monthly in the amount of $1,138 until December 15, 2012 when the full principal and any remaining interest shall be due.

Cash and cash equivalents increased approximately $1.9 million during the year ended December 31, 2010. The increase is primarily attributable to cash provided by financing activities of approximately $1.9 million (primarily the net proceeds from borrowings of $3.6 million) and cash provided by investment activities of $2.2 million (primarily $2.6 million of cash received from the Company’s three acquisitions in July 2010) offset, in part, by cash used in operating activities of approximately $4.2 million (primarily an increase of $9.5 million in operating assets and liabilities offset by approximately $4.8 in net earnings.

Accounts receivable increased by approximately $10.5 million to approximately $11.7 million during the year ended December 31, 2010 primarily due to the Company’s acquisitions in July 2010 and the increase in revenue from the Company's Russian construction operations. Inventories increased by approximately $13.9 million to approximately $14.6 million during the year ended December 31, 2010 primarily due to the Company’s acquisitions in July 2010 and the increase in payment to subcontractors in the Company's spa construction project. Accounts payable and accrued expenses increased by approximately $2.0 million during the year ended December 31, 2010 primarily due to the Company’s acquisitions in July 2010. Customer advances decreased by approximately $150,000 during the year ended December 31, 2010 to approximately $336,000 during the year ended December 31, 2010 primarily due to an increase in activity during the period and the use of customer deposits on completed projects. Long-term debt increased approximately $17.7 million primarily due to short-term borrowings of $3.6 million and the Company’s acquisitions in July 2010 which included substantial debt in connection with the Company's Russian construction operations.

Property and equipment increased by approximately $186 million from December 31, 2009 primarily reflecting the Company's acquisitions in July 2010.  Included in the July acquisitions is land of approximately $184 million in Kazan, Russia, the Company expects to develop in 2011 and 2012 both for commercial and residential use.

Trend Analysis by Industry Segment

Construction

Sales and capital expenditures increases for the year ended December 31, 2010 reflect the acquisitions of Kuhn, Schilling, Technostroy and KNHI.

Net sales for the year ended December 31, 2010 were $44.2 million as compared to $274,000 for the year ended December 31, 2009 representing an increase of approximately $44 million, principally a result of the acquisitions of Kuhn, Schilling, Technostroy and KNHI. The Company also attributes the increase to an upturn in the U.S. housing and European markets during 2010 and the operations of the Company's Russian operations. The Company expects revenues of our construction subsidiaries to increase for 2011.

Net income from operations increased to $6.4 million, as compared to a loss from operations of approximately $39,000 for the year ended December 31. The Company attributes the increase in income from operations primarily to the earnings from the Company's Russian construction operations acquired during July 2010. During 2009, the Company incurred losses due to the financial crisis in 2009 that severely depressed the housing market in the U.S. and Europe.

For the first quarter of 2010, construction services of Kuhn slowed significantly due to freezing temperatures in Germany.

During 2009, the residential housing market worldwide for both new construction and remodeling markets were affected by the global financial crisis, in that for a period of time most clients could not get bank loans for new home construction. Additionally, due to the significant decrease in existing home values and more restrictive bank lending standards, many clients could not get any bank funding for mortgage refinancing or equity loans to remodel their existing homes.

The conditions improved during 2010 and the home construction operations in both the U.S. and Europe became profitable to supplement the earnings to the Company's Russian construction operations. The Company expects conditions will continue to be favorable in 2011 and the construction segment to be more profitable during the next fiscal year.

Electronic Component Distribution

Sales and capital expenditures increases for the year ended December 31, 2010 reflect the acquisition of Fregat.

Net sales for the year ended December 31, 2010 were $1.1 million as compared to $0.7 million for the year ended December 31, 2009 representing a 4.8% increase of approximately $0.4 million. The Company attributes the increase primarily to the acquisition of Fregat, whose operations are included following the December 31, 2009 date of acquisition and increases in demand of electric components during 2010. The Company expects revenues to increase for 2011.

Net income from operations for the year ended December 31, 2010 was approximately $99,000 as compared to a loss from operations of approximately $106,000 for the year ended December 31, 2009 representing an increase of approximately $205,000. The Company attributes the loss in 2009 primarily to the downturn in the electronics market in Russia. The increase in income from operations in 2010 was attributable to an increase in demand for electronic components in Russia due to improved economic conditions in 2010. The Company expects the electronics market in Russia in 2011 to continue to increase and maintain profitable levels.

Consulting

Net sales for the year ended December 31, 2010 were $269,000 as compared to $47,000 for the year ended December 31, 2009. The Company attributes the increase primarily to the fact that most consulting work was obtained at the end of 2009 when the economy started to rebound. A large contract was signed in 2009, part of the income from which was earned in to 2010. The increase is also attributable to the Xerxis acquisition in July 2010.

Net loss from operations was approximately $71,000 for the year ended December 31, 2010, as compared to as loss from operations of approximately $2,000 for the year ended December 31, 2009. The loss from operations in 2010 is more attributable to an increase in overhead expenses. The Company expects 2011 consulting income to increase from prior year levels but the Company may also experience increases in overhead levels.

Retail

Net sales for the year ended December 31, 2010 were $156,000 as compared to $151,000 for the year ended December 31, 2009 representing a slight increase.  The Company attributes the increase primarily to a rebound in consumer spending following the economic crisis of 2009. Sales began rebounding towards the end of 2009 and the Company expects revenues to increase for 2011.

Net loss from operations was approximately $5,000 for the year ended December 31, 2010, as compared with a net loss from operations of $6,000 for the year ended December 31, 2009. The Company expects the retail market to improve during 2011 and costs will be lower due to the restructuring of the mortgage.

Capital Expenditures

Capital expenditures for the Company during the year ended December 31, 2010 were approximately $318,000. The expenditures primarily consisted of leasehold improvements to a new office in Orlando Florida and machinery and equipment purchased in our Russian construction operations. Capital expenditures throughout 2011 will be made as needed but the Company does not expect the cash outflow will have a major impact on the Company's cash flow during 2011.

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

Item 8. Financial Statements and Supplementary Data.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC.
FINANCIAL STATEMENTS
December 31, 2010 and 2009

INDEX

Page

Report of Independent Registered Public Accounting Firm	34

Consolidated Balance Sheets as of December 31, 2010
and 2009	35

Consolidated Statements of Operations for the Years
Ended December 31, 2010 and 2009	36

Consolidated Statement of Stockholders' Equity for each
of the Two Years in the Period Ended December 31, 2010	37

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2010 and 2009	38-39

Notes to Consolidated Financial Statements	40-61

Madsen & Associates, CPA's Inc.

684 East Vine Street

Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Diversified Global Holdings Group, Inc. and Subsidiaries
Orlando, FL

We have audited the accompanying consolidated balance sheets of Diversified Global Holdings Group, Inc. and Subsidiaries (formerly Royal Style Design, Inc.) (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/S/ Madsen & Associates, CPAs Inc.

March 30, 2011

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
(FORMERLY ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$2,256,021	$320,345
Accounts receivable-net of allowance of $13,000 and $39,000, respectively	11,639,051	1,172,253
Notes receivable - related parties	24,333	53,573
Inventories	14,555,927	645,410
Other current assets	1,087,898	148,604

Total Current Assets	29,563,230	2,340,185

Property and equipment-net	187,034,900	1,273,922
Goodwill	9,109,253	49,610
Other assets	228,071	87,350

Total Assets	$225,935,454	$3,751,067

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$12,877,335	$211,245
Accounts payable and accrued expenses	3,229,971	1,183,133
Customer advances	336,263	485,871
Advances from related parties	439,671	117,948
Deferred revenue	45,841	52,667
Income taxes payable	1,070,576	2,273

Total Current Liabilities	17,999,657	2,053,137

Long-term Liabilities:
Long-term debt-less current portion above	5,029,593	27,563
Advances from related parties	36,783	-
Total Long-term Liabilities	5,066,376	27,563

Total Liabilities	23,066,033	2,080,700

Commitments & Contingencies	-	-

Stockholders' Equity:
Common Stock, $.001 par value; authorized 500,000,000 shares:
87,294,801 and 93,638,511 shares issued and outstanding at
December 31, 2010 and December 31, 2009, respectively	87,294	93,638
Additional paid-in capital	197,658,877	1,716,579
Retained earnings (deficit)	4,680,761	(97,668)
Accumulated other comprehensive income (loss)	442,459	(42,182)

Total Stockholders' Equity	202,869,391	1,670,367

Total Liabilities and
Stockholders' Equity	$225,935,424	$3,751,067

See notes to consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
(FORMERLY ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009
Net sales:
Revenue (net of return and allowances)	$45,770,645	$1,217,560

Cost and expenses:
Cost of sales	37,026,328	787,199
General and administrative	2,306,322	584,910
	39,332,650	1,372,109

Income (loss) from operations	6,437,995	(154,549)

Other income (expense):
Other income	71,513	-
Interest expense	(719,210)	(2,345)
	(647,697)	(2,345)

Earnings (loss) before provision for income taxes	5,790,298	(156,894)

Provision for income taxes	1,011,869	18,346

Net earnings (loss)	$4,778,429	$(175,240)

Earnings (loss) earnings per common share - basic and diluted	$0.05	$0.00

Weighted average number of common shares
outstanding - basic and diluted	91,044,745	86,897,177

See notes to consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
(FORMERLY ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Retained	Accumulated
	Common Stock		Paid-in	Earnings	Other Comprehensive	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Income (Loss)	Total

Balance, January 1, 2009	86,235,800	$86,235	$(72,886)	$242,914	$(34,942)		$221,321

Assets contributed by shareholders			728,815				728,815

Effect of reverse acquisition	6,500,000	6,500	158,842	(165,342)			-

Foreign currency adjustment					(7,240)	$(7,240)	(7,240)

Issuance of common stock for acquisitions	902,711	903	901,808		-	-	902,711

Net (loss)				(175,240)		(175,240)	(175,240)

Comprehensive loss						$(182,480)

Balance, December 31, 2009	93,638,511	93,638	1,716,579	(97,668)	(42,182)		1,670,367

Common shares returned to treasury	(39,000,000)	(39,000)	39,000

Issuance of common shares for acquisitions	32,630,159	32,630	195,748,325				195,780,955

Sale of common stock	26,131	26	131,573				131,599

Allocation of warrants in connection with
sale of common stock			23,400				23,400

Foreign currency adjustment					484,641	$484,641	484,641

Net income				4,778,429		4,778,429	4,778,429

Comprehensive income						$5,263,070

Balance, December 31, 2010	87,294,801	$87,294	$197,658,877	$4,680,761	$442,459		$202,869,391

See notes to consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
(FORMERLY ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) earnings	$4,778,429	$(175,240)
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Depreciation and amortization	507,211	15,349
Changes in operating assets and liabilities	(9,475,783)	288,472

Net cash (used in) provided by operating activities	(4,190,143)	128,581

Cash flows from investing activities:
Advances on note receivable	(95,760)	-
Cash received in acquisition	2,617,209	128,109
Repayments on note receivable	-	30,500
Purchase of property and equipment	(318,894)	(17,093)

Net cash provided by investing activities	2,202,555	141,516

Cash flows from financing activities:
Payments on debt	(7,987,467)	(6,792)
Proceeds from loans	11,577,562	12,859
Proceeds from advances from related parties	203,994	24,600
Repayments to related parties	(15,730)	-
Proceeds from sale of common stock	154,999	-

Net cash provided by financing activities	3,933,358	30,667

Effect of exchange rate changes on cash	(10,094)	-

Net increase in cash and cash equivalents	1,935,676	300,764

Cash and cash equivalents-beginning of period	320,345	19,581

Cash and cash equivalents-end of period	$2,256,021	$320,345

See notes to consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
(FORMERLY ROYAL STYLE DESIGN, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
	For the Years Ended
	December 31,
	2010	2009
Supplementary Information:
Cash paid during the year for:
Interest	$178,425	$2,345
Income taxes	$160,988	$-
Non cash contribution of assets by shareholder	$170,242	$728,815
Common shares returned to treasury	$39,000	$-

Details of acquisition:
Fair value of assets acquired	$213,445,079	$1,949,807
Liabilities assumed	17,664,124	1,047,096
Common stock issued	$195,780,955	$902,711

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	$(7,537,935)	$78,596
(Increase) decrease in inventory	(356,740)	86,505
(Increase) in other current assets	(939,294)	(19,005)
(Increase) in other assets	(15,721)	-
Increase (decrease) in accounts payable and accrued expenses	(789,965)	29,918
Increase (decrease) in customer advances	(339,771)	62,229
Increase (decrease) in deferred revenue	(6,826)	52,667
Increase (decrease) in income tax payable	510,469	(2,438)

	$(9,475,783)	$288,472

See notes to consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Diversified Global Holdings, Inc. and Subsidiaries (formerly Royal Style Design, Inc.) (the “Company” or “DGH Group”) operates primarily in four industries in three geographical areas - the United States, Germany and Russia. The Company is engaged in custom construction activities in Germany and the United States and in the retail sale of high-end contemporary works of art and jewelry in the United States. The Company's U.S. operations also provide business consulting services to companies including temporary skilled-labor employment services to businesses worldwide. The Company is engaged in wholesale distribution of electronic components and in facility, infrastructure and general contracting construction activities in Russia.  One of the Company's Russian construction subsidiaries, Kazanneftkhiminvest Ltd. ("KNHI"), owns 8.56 sq. miles of land in Kazan, Russia, which is planned to be used for future development projects for commercial and residential use.

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

Recent Developments

Effective October 7, 2010, the Company reorganized the structure of its holding company, without stockholder approval as permitted under the Florida corporation law for formation of a holding company, by forming a new holding company subsidiary, Diversified Global Holdings Group, Inc., merging the Company into that holding company subsidiary, transferring the construction operating assets of Royal Style Design, Inc. (the original company) into a separate new operating subsidiary (Royal Style Design Developments, Inc.) and, as a result of the merger, changing the company name to Diversified Global Holdings Group, Inc. ("DGH Group"). The change of the corporate name became effective on October 7, 2010, when it was approved for trading purposes by FINRA. As a result of the restructure, DGH Group owns all of its operating subsidiaries. The restructure did not require an exchange of certificates by our stockholders, did not have any tax consequences to, or effects on the respective holding periods for stock held by, or the rights of, the stockholders, and had no effect on the Company's status as reporting company under the SEC's rules. The reorganization did not have an accounting impact on the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009.

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The foreign subsidiaries, which are registered in the Russian Federation and the Republic of Germany, maintain their accounting records in accordance with the Regulations on Accounting and Reporting in the Russian Federation and International Accounting Standards in the Republic of Germany. The accompanying consolidated financial statements have been prepared from these accounting records and adjusted as necessary in order to comply with US GAAP.

Effective for the year ended December 31, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The ASC was established as the sole source of US GAAP and superseded existing accounting and reporting guidance issued by the FASB, Emerging Issues Task Force and other sources. The ASC did not change US GAAP. All references to accounting standards in these consolidated financial statements correspond to ASC references.

Reporting and functional currencies. The Company has determined that the United States dollar (“$”) is the reporting currency for the purposes of financial reporting under US GAAP.

The local currency and the functional currency of the Company’s operating subsidiaries are the Russian Ruble (“RUR”) and European Euro (“Euro”).

Any conversion of RUR and Euro amounts to US dollars should not be construed as a representation that such RUR and Euro amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including businesses acquired since their respective dates of acquisition. All significant intercompany transactions and balances have been eliminated.

Economic and Political Risks

A number of the company’s subsidiaries face a number of risks and challenges since their operations are in the Russian Federation and their primary markets are in the Russian Federation. 100% of these subsidiary’s revenue are earned in the Russian Federation and 100% of their assets are located in the Russian Federation.  Management cannot presently predict what future impact the political risk will have on the Company, if any, or how the political climate in the Russian Federation will affect the Company’s operations. Accordingly, events resulting from any change in the political climate could have a material effect on the Company.

Economic and Operating Environment in the Russian Federation

The Russian Federation continues to display certain characteristics of emerging markets. These characteristics include, but are not limited to, the existence of a currency that is in practice not convertible in most countries and relatively high inflation. Furthermore, the tax, currency, and customs legislation within these countries is subject to varying interpretations and changes which can occur frequently.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Revenue Recognition

The Company recognizes revenue in accordance with the ASC 605, "Revenue Recognition".

Revenue is recognized from facility, infrastructure and general-contracting construction activities using the percentage-of-completion method. The range of contract durations for the Company's construction business is primarily one year or longer.  Accordingly, revenues and costs are generally recognized using the percentage-of-completion method of accounting in accordance with ASC 360-20, "Property, Plant and Equipment - Real Estate Sales", ("ASC 360-20").

Under the percentage of completion method, revenues and costs are recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require be refunded, the sales prices are collectible and the aggregate sales proceeds and the total can be reasonably estimated. The Company uses the cost to cost method of measuring extent of progress towards completion. Both the buyer and seller as well as a third independent party must agree that active performance of certain portions of the project have been completed. Once agreement has been confirmed, the Company will add a profit percentage to the cost of construction as determined by government authorities based on the type of the work performed.

The Company receives a significant amount of cash advances or progress payments from customers and records this amount on the balance sheet until the revenue is recognized.

Revenue is recognized for the retail sale of contemporary works of art when the art work has been delivered, title to the merchandise passes to the purchaser and the resulting receivable is deemed reasonably assured.

Revenue is recognized in custom construction activities such as the design and installation of stonework and cabinet making and millwork in custom design homes as each stage is completed, based on a percentage of the projected costs and the resulting receivable is deemed reasonably assured. There are no customer acceptance provisions in its sales contracts. The majority of the revenue has been received from developers.

Revenue from the sale of electronic components and other custom construction activities is recognized when the product has been delivered and title and risk have passed to the customer, collection of the resulting receivable is deemed reasonably assured, and the sales price is fixed and determinable. Substantially all of the shipments are FCA (free carrier) which provide for title to pass upon delivery to the customer's freight carrier.

Revenue from consulting fees is recognized when earned.  Unearned consulting fees received in advance are recorded as deferred revenues on the Company's consolidated balance sheet and are amortized over the life of the contract.

Warranty Reserve

The Company's German subsidiaries typically have a twelve-month warranty policy for workmanship defects. The warranty reserve is estimated on historical expenses from prior years and percentages of current year activity. Although the German subsidiaries have not historically had significant warranty claims, as of December 31, 2010 and 2009, warranty reserves of $17,041 and $18,434, respectively, have been established.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements and money market funds with maturities of 90 days or less when purchased. The cash balances are held at a few institutions and may, at times, exceed insurable amounts. The Company believes it mitigates this risk by depositing cash in major financial institutions.

Accounts Receivables

Accounts receivables are recorded after title passes to the purchaser or active performance is completed in the Company's construction projects and both purchaser and seller as well as an independent third party are in agreement the work has been completed. Accounts receivable are presented in the balance sheet net of allowances for doubtful accounts. Accounts receivables are written off when they are determined to be uncollectible. The Company receives advances from customers prior to the delivery of the products. The Company records these advance payments as Customer Advances on the Company’s consolidated balance sheet. Customer advances as of December 31, 2010 and 2009 were $336,263 and $485,871, respectively. The allowance for doubtful accounts is estimated based on the Company's historical losses, the existing economic condition in the industry, and the financial ability of its customers. For the years ended December 31, 2010 and 2009 the Company established a reserve for doubtful accounts of $13,000 and $39,000, respectively.

During the years ended December 31, 2010 and 2009 the Company wrote off receivables in the amount of $47,820 and $21,270, respectively, which is included in the general and administrative expenses in the Consolidated Statement of Operations.

Inventories

Inventories held for sale are recorded at the lower of average cost using the first-in, first-out method or fair value less direct costs to sell. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales as the projects are sold using the percentage of completion method of accounting. Construction costs in excess of billings are included in construction in progress after earnings have been estimated by the percentage of completion method. For inventories of projects under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts and estimated cost to complete. The impairment loss is the difference between the recorded value of the individual project, and the discounted future cash flows generated from expected revenue of the individual project, less the associated cost to complete and direct costs to sell, which approximates fair value.  The estimates used in the determination of the estimated cash flows and fair value of a project are based on factors known to the Company at the time such estimates are made and the Company’s expectations of future operations. These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors.  Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, the Company may be required to recognize additional impairments related to current and future projects.

The Company also receives contemporary art work on consignment and payment is made to the consignor when title to the merchandise passes to the purchaser. Consigned inventory is excluded from inventory. The Company does not have title to the consigned inventory and all significant risks of ownership remain with the consignor. The Company accounts for the cost of the inventory simultaneously as the sale of the inventory occurs.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Advance Payments to Contractors

Advance payments to contractors principally include prepayments to subcontractors for goods and services and which relate to specific projects which are expensed to cost of sales as the applicable inventory are sold. The projects typically are one to three years in length and the subcontractor costs are expensed on a specific project to project basis. The payments to subcontractors include prepayments prior to the work commencing, advance payments for raw materials, and architectural and engineering services prior to the work being submitted to the authorities. All projects are reviewed quarterly for impairment issues. If any impairment exists, costs will be written down at that time.  Advance payments to contractors are included in inventory on the Company’s consolidated balance sheets as of December 31, 2010 and 2009.

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

The Company establishes reserves for tax contingencies when, despite the belief that the Company's tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. Management has considered these tax contingency reserves and as of December 31, 2010, any tax reserves are not determinable.

The Company accounts for income taxes in accordance with the Internal Revenue Code in the United States, the Internal Income Tax Law of the Russian Federation and the Income Tax Law of the Republic of Germany. The Russian Federation subsidiaries are taxed at a rate of 20% and the Republic of Germany subsidiaries are taxed at a rate of 15%.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Business Combinations

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Company implemented this new guidance effective January 1, 2009 and as a result, a total of $40,000 and $25,000 in acquisition related costs were charged to selling, general and administrative expenses during 2010 and 2009, respectively.

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

The Company conducts interim as well as annual impairment tests related to its goodwill by operating segment as economic conditions may change. The Company's fair value analysis related to the impairment test is supported by a weighing of two generally accepted valuation approaches, the income approach and the market approach, as further described below. These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the operating segment's operations in the future, and are therefore uncertain. These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

Income Approach - Discounted Cash Flows. This valuation approach derives a present value of an operating segment's future annual cash flows over the next four years and the present value of the residual value of the operating segment. The Company uses a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, product pricing, sales volumes, costs and expenses, and capital expenditures. These assumptions may vary by each reporting unit depending on regional market conditions, including competitive position, supply and demand for raw materials, labor costs and other industry conditions.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Market Approach - Multiples of EBIT, EBITDA, DFNI and DFCF (as defined below). This valuation approach first identifies public companies in industries that are similar to the Company. A grouping of applicable value measures is then selected and the appropriate market multiples are calculated based on the fundamental value measures of the selected guideline companies. The last step involves selecting the multiple to apply to the Company's various value measures, which is used to calculate the indicated value of each operating segment.

Definitions:
EBIT - Earnings before interest and taxes
EBITDA - Earnings before interest, taxes, depreciation and amortization
DFNI - Debt-free net income
DFCF - Debt-free cash flow

The Company has determined the estimated fair value substantially exceeds the carrying value for all of its reporting units.

Evaluation of Long-Lived Assets

Property, plant and equipment represent an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and notes receivable.

The Company's cash and cash equivalents are concentrated primarily in one institution in the United States and various institutions in Germany and Russia. At times, such deposits could be in excess of insured limits. Management believes that the financial institution that holds the Company financial instrument is financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

The Company grants credit to customers based on the customer's credit history prior to granting credit and an evaluation of the customer’s financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company controls its exposure to credit risk due to normally dealing with the same contractors and receiving payment for materials prior to completion of the services.

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Earnings Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. Potential common shares include outstanding common stock purchase warrants. For the years ended December 31, 2010 and 2009, there were 10,000 and -0- potential shares outstanding.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

New Financial Accounting Standards

The Financial Accounting Standards Board (“FASB”) has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this update. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

2.	ACQUISITIONS

Effective December 31, 2009, the Company entered into three Exchange and Acquisition Agreements (the “December 2009 Agreements”) for the acquisition of three companies: Fregat Ltd., a limited company formed under the laws of the Russian Federation (“Fregat”), for the acquisition of which the Company issued 203,698 shares of its common stock to the owner of all of the outstanding ownership interests in Fregat; Bauelemente Kuhn GmbH, a limited liability company formed under the laws of Germany (“Kuhn”), for the acquisition of which the Company issued 63,233 shares of its common stock to the owner of all of the outstanding ownership interests in Kuhn; and Kuechen-Schilling GmbH, a limited liability company formed under the laws of Germany (“Schilling”), for the acquisition of which the Company issued 635,780 shares of its common stock to the owner of all of the outstanding ownership interests in Schilling.  In connection with the December 2009 Agreements, as of December 31, 2009, the Company issued an aggregate of 902,711 shares of its common stock to the owners of the three companies the Company acquired. In connection with the acquisitions, the Company recorded approximately $25,000 of acquisition-related costs, all of which have been expensed as incurred. There are no contingent arrangements in connection with the acquisitions.

Each of the December 2009 Agreements provides for the right of the former owners to require the Company to initiate the regulatory filing process for clearance by the Securities and Exchange Commission, to register the shares received by the former owners, subject to the Company's Board approval, and for the right of each former owner to repurchase ownership of the subsidiary they sold to the Company at any time in the first year following the closing date, by such former owner paying the Company the value of that subsidiary, as such value is determined by the Company's Board of Directors.

The aggregate purchase price was $902,711, the fair value of the common stock issued. The results of operations of the three companies acquired are included in the consolidated financial statements beginning January 1, 2010. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Effective July 1, 2010, the Company entered into three Exchange and Acquisition Agreements (the "July 2010 Agreements") for the acquisition of three companies: OOO PSO Kazanneftkhiminvest Ltd, a limited company formed under the laws of the Russian Federation ("KNHI"), for the acquisition of which the Company issued 32,260,000 shares of its common stock to the owner of all the outstanding ownership interests in KNHI; Technostroy Ltd, a limited company formed under the laws of the Russian Federation ("Technostroy"), for the acquisition of the Company issued 344,944 shares of its common stock to the owner of all of the outstanding ownership interest in Technostroy; Xerxis Consulting, LLC, a Florida consulting company ("Xerxis"), for the acquisition of which the Company issued 25,215 shares of its common stock to the owner of all the outstanding ownership interest in Xerxis.  In connection with the July 2010 Agreements, as of August 5, 2010 the Company issued 32,630,159 shares of its common stock to the owners of the three companies the Company acquired.

Each of the July 2010 Agreements provides for the right of the former owners to require the Company to initiate the regulatory filing process for clearance by the Securities and Exchange Commission, to register the shares received by the former owners, subject to the Company's Board approval, and for the right of each former owner to repurchase ownership of the subsidiary they sold to the Company at any time in the first year following the closing date, by such former owner paying the Company the value of that subsidiary, as such value is determined by the Company's Board of Directors.

The aggregate purchase price was $195,780,955, the fair value of the common stock issued.  The results of operations of the three companies acquired will be included in the consolidated financial statements beginning July 1, 2010. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

At July 1, 2010
Purchase price:
Common stock issued	$195,780,955
Total consideration		$195,780,955

Allocation of purchase price:
Cash	$2,617,209
Accounts receivable	2,691,191
Inventories	13,286,620
Property and equipment	185,790,416
Goodwill	9,059,643
Total Assets Acquired	213,445,079

Accounts payable	2,668,466
Accrued expenses	169,636
Customer advances	190,163
Income taxes payable	557,834
Long-term debt	14,078,025
Total Liabilities Assumed	17,664,124

Net Assets Acquired	$195,780,955

The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of Fregat, Kuhn and Schilling, KNHI, Technostroy and Xerxis have been included in the Company's consolidated financial statements from the date of their acquisitions.

The following unaudited pro forma summary of results of operations assume six acquired entities had been acquired as of January 1, 2009:

	Years Ended
	December 31,
	2010	2009
Net revenue	$55,854,177	$8,371,482
Net earnings	5,952,354	1,148,279
Earnings per share - diluted	0.07	0.01

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

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2010 and 2009.

		Assets at Fair Value Using

December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$2,256,021	$2,256,021	$-	$-

December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$320,345	$320,345	$-	$-

There were no financial assets accounted for at fair value on a non-recurring basis as of December 31, 2010 and 2009.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2010.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or at various dates and in the case of goodwill, on at least an annual basis.  As of December 31, 2010, there was no impairment to goodwill. The Company's interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date. There were no triggering events that occurred during the year ended December 31, 2010 that would warrant interim impairment testing.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition. Effective January 1, 2009, acquisition related costs will be recognized separately from the acquisition in accordance with ASC 805, "Business Combinations".

The changes in the carrying value of goodwill for the year ended December 31, 2010 is as follows:

Total

Balance, December 31, 2009	$49,610

Acquired during the year ended December 31, 2010
Construction segment	9,059,643

Balance, December 31, 2010	$9,109,253

5.	PROPERTY and EQUIPMENT

Property, plant and equipment consist of furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.

	December 31,
	2010	2009

Machinery & equipment	$1,284,550	$48,430
Vehicles	1,014,758	147,052
Buildings and building improvements	1,275,657	1,113,268
Land	184,013,337	-
	187,588,302	1,308,750
Less: accumulated depreciation	553,402	34,828
	$187,034,900	$1,273,922

In November 2009, a shareholder of the Company contributed a building to the Company with a fair value of approximately $1 million in accordance with an appraisal performed by an independent third party, and related debt of approximately $271,000.

The land was contributed by the previous owner of KNHI in June 2010. The fair value of the property as of the date of the contributions was approximately $184 million. The land is recorded at cost and was determined by management based upon appraisal value at the acquisition date as determined by an independent appraiser and a separate projection of the present value of future cash flows by management. No impairment existed as of December 31, 2010.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

During the year ended December 31, 2010, the Company's Chairman of the Board and its Chief Executive Officer contributed furniture and fixtures to its present headquarters in Orlando, Florida in the amount of approximately $170,000. See Note Related Party Transactions, for further details.

Depreciation expense for the years ended December 31, 2010 and 2009 was $507,211 and $15,349, respectively.

6.	NOTES RECEIVABLE - RELATED PARTIES

In connection with the acquisition of Kuhn, the Company has a receivable from a shareholder as of December 31, 2010 and 2009 in the amount of $149,603 and $53,573, respectively. Under the terms of the note, the note bears interest at 5% per annum and the shareholder is required to make monthly payments in the amount of approximately $2,400 per month commencing January 1, 2011. The note is due on December 31, 2017. During the year ended December 31, 2010, the Company advanced the shareholder $122,051 and received payments of $23,233. The long-term balance of approximately $125,000 at December 31, 2010 is included in other assets in the Company's consolidated balance sheet. Interest income for the years ended December 31, 2010 and 2009 was $2,948 and $2,978, respectively.

7.	INVENTORIES

As of December 31, 2010 and 2009, inventory consists of the following:

	December 31,
	2010	2009
Finished goods	$281,199	$394,272
Work in progress	91,984	148,815
Raw materials	2,863,573	3,070
Advance deposits	11,319,171	99,253
	$14,555,927	$645,410

The Company prepays various suppliers for inventory.  The deposits paid in advance are included as a component of the Company's inventory.

8.	OTHER CURRENT ASSETS

Other current assets in the amount of $1,087,898 and $148,604 at December 31, 2010 and 2009, respectively, consists primarily of short-term loans given to third parties. Most of these third parties are subcontractors who are providing services for the Company for their foreign subsidiaries. The loans are all due within 12 months and are interest-free.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

9.	DEBT
Long-term debt consists of the following:

	December 31,
	2010	2009
Mortgage payable, interest @ 10% per annum, monthly payment	$162,217	$162,217
of $2,200, due June 2011, collaterized
by a building and the personal guarantee
of a shareholder (1)

Automobile loan, interest @ 14% per annum, monthly payment	-	13,590
of $1,224 paid November 2010

Automobile loan, interest @ 5% per annum, monthly payment	-	4,689
of $469 paid October 2010

Automobile loans, interest @ 0-5.9% per annum, monthly payments	29,744	51,356
of $2,028 due December 2013

Loan payable, interest @ 15% per annum, due November 2011, collateralized	9,844	-
by inventory of the Company's Fregat subsidiary

Loan payable, interest free, due upon demand	-	6,956

Note payable to Investment and Consulting Ltd, interest free, due May 2020	918,729	-

Note payable to Ak Bars Metall, interest free, due December 2011	3,609,291	-

Note payble to Ak Bars Development, interest @ 10.1% per annum, due October 2012	3,937,408	-

Notes payable to Ak Bars Development, interest @ Bank of Russia rate plus 1%
(3.2% at December 31, 2010) - 10.1%, due December 31, 2011	9,174,887	-

Note payable to Belochay combinat, interest @ 12% per annum
due September 30, 2011	64,808	-
	17,906,928	238,808
Less current portion	12,877,335	211,245
	$5,029,593	$27,563

(1)
As of December 31, 2010, the mortgage was in default. In January, 2011, the mortgage was modified and the principal balance of $162,217 and outstanding accrued interest of $32,825 were converted to a new mortgage agreement in the amount of $195,041. The mortgage will bear interest at 7% per annum, payable monthly in the amount of $1,138 until December 15, 2012 when the full principal and any remaining interest shall be due.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following table shows the maturities by year of the total amount of long-term debt as of December 31, 2010:

Year Ending December 31,
2011	$12,877,335
2012	4,108,396
2013	2,468
thereafter	918,729
$17,906,928

Interest expense on long-term debt for the years ended December 31, 2010 and 2009 was $714,624 and $2,345, respectively.

10.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2010	2009
Accounts payable	$2,108,221	$962,352
Professional fees	6,891	58,659
Salaries	63,429	36,166
Taxes payable	201,060	62,197
Warranty	17,041	18,434
Interest	687,974	25,764
Other	145,355	19,561
	$3,229,971	$1,183,133

11.           COMMON STOCK

In September, 2010, the shareholders of the Company voted to increase the authorized shares from 100,000,000 to 500,000,000 shares at $.001 par value, of which 87,294,801 shares are outstanding as of December 31, 2010.

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

On August 5, 2010, the Company completed three acquisitions (see Note 2, "Acquisitions") and issued 32,630,159 common shares, valued at $195,780,955, of the Company in connection with these acquisitions.

During the year ended December 31, 2010, the Company sold 26,131 shares of its common stock and received proceeds of $154,999. In connection with the sale of the common shares, the proceeds included warrants to purchase 10,000 common shares at an exercise price of $7 per share. The Company allocated $23,400 to the fair value of the warrants using a Black Scholes valuation model.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

12.           WARRANTS

During 2010, the Company issued detachable warrants to purchase shares of the Company's common stock in connection with the sale of its common stock. The warrants are attached to the sale issuance and $23,400 has been allocated to the fair value of the warrants. The warrants are exercisable at $7.00 per share for a period of three years.

Information regarding the Company's warrants for the year ended December 31, 2010 is as follows:

				Agrregate
		Weighted Average	Average Remaining	Intrinsic
Warrants	Shares	Exercise Price	Contractual Term	Value
Outstanding at Januar 1, 2010	-	$-

Exercised	-	-

Granted	10,000	7.00

Cancelled	-	-

Outstanding at December 31, 2010	10,000	7.00	3 Years	$-

Exercisable at December 31, 2010	10,000	$7.00	3 Years	$-

13.           INCOME TAXES

The Company adopted the provisions of FASB ASC 740, "Income Taxes", ("ASC 740") on January 1, 2008. As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liabilities or equity for unrecognized income tax benefits. The Company believes there are no potential uncertain tax positions determinable at this time and all tax returns are correct as filed. Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will setup a liability for interest and penalties. The Company policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The provision for income taxes consists of the following:

	For the Years Ended
	December 31,
	2010	2009
Current:
Federal:	$-	$-
Foreign:	1,011,869	18,346
	1,011,869	18,346
Deferred:
Federal:	-	-
Foreign:	-	-
	-	-
	$1,011,869	$18,346

A reconciliation of taxes on income computed at the federal stated rate to amounts provided:

	For the Years Ended
	December 31,
	2010	2009
Tax computed at the federal stated
rate of 34%:	$1,968,701	$(53,343)
Increase (decease) in taxes resulting from:
Different tax rates and permanent
differences:	(999,332)	18,346
Unused net operating losses	42,500	53,343
	$1,011,869	$18,346

The Company files income tax returns in all jurisdictions in which it has reason to believe it is subject to tax. The Company is subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdictions laws or regulations. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. As of December 31, 2010, the provisions for any uncertain tax position is not determinable.

Management's intention is to permanently reinvest the majority of the earnings of foreign subsidiaries of its foreign operations. Unrepatriated earnings upon which U.S. income taxes have not been accrued, are approximately $1.6 million at December 31, 2010. Such unrepatriated earnings are deemed by management to be permanently reinvested. The estimated federal income tax liability (net of estimated foreign credits) related to unrepatriated foreign earnings is $0.7 million under the current tax law.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

On August 10, 2010, President Obama signed into law the "Education Jobs and Medicaid Assistance Act" (H.R. 1586) (the "Act"). The Act's international tax provisions place certain restrictions on the use of foreign tax credits. The Company has evaluated the newly-enacted international tax provisions and determined that they do not materially affect the Company's operating results or financial condition.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential law changes.

Components of deferred income tax assets are as follows:

	December 31,
	2010	2009
	Tax Effect
Deferred Tax Asset - Current
Foreign net operating loss carryforward	$24,000	$31,000
U.S. net operating loss carryforward	107,000	82,000
Valuation allowance	(131,000)	(113,000)
	$-	$-

As of December 31, 2010, the Company recorded a deferred tax asset with a foreign net operating loss ("NOL") carryforward of approximately $94,000 and U.S. net operating loss carryforward of approximately $315,000 that was fully offset by a valuation allowance due to the determination that it was more than likely that the Company would be unable to utilize those benefits in the foreseeable future. The Company's foreign NOL expires in 2015 and the U.S. NOL expires in 2025.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carryforwards to offset taxable income when an ownership change occurs. The Company's reverse recapitalization meets the definition of an ownership change and some of the NOL's will be limited.

14.           RELATED PARTY TRANSACTIONS

a)
The Chairman of the Board and the Chief Executive Officer of the Company advanced the Company $148,167 and $29,725 during the years ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, the two executives contributed furniture and fixtures with a fair value of $170,242. The contributed property was recoded as an advance. The advances are interest free and are due on demand. No payments have been made against the advances and contributions and the amount due the related parties are $348,134 and $29,725 at December 31, 2010 and 2009, respectively.

b)
In connection with the contribution of a building to the Company by a shareholder, the Company is obligated to reimburse the shareholder for payments made by the shareholder in connection with the building. The note to the shareholder bears interest of 5% per annum and is due upon demand. During the year ended December 31, 2010, the Company repaid $15,730 to the shareholder. As of December 31, 2010 and 2009, the amount due the shareholder was $72,493 and $88,223, respectively. Interest expense for the years ended December 31, 2010 and 2009 was $3,499 and $668, respectively.

c)	During the year ended December 31, 2010, a subsidiary of the Company borrowed $35,696 from a shareholder of the Company. The loan bears interest of three percent (3%) per annum and the principal sum and all accrued interest is due January 2012. For the year ended December 31, 2010, interest expense amounted to $1,087. As of December 31, 2010, the amount due the related party including interest was $36,783.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

d)	During the year ended December 31, 2010, a subsidiary of the Company borrowed $19,044 from a shareholder of the Company. The advance is interest free and due upon demand.

15.           BUSINESS SEGMENT INFORMATION

FASB ASC 280-10-50-22 "Segment Reporting" ("ASC 280-10-50-22"), established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management. The Company is organized by geographical area and industry segment.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following financial information relating to the Company's business segments:

	Years Ended
	December 31,
	2010	2009
Net sales by geographic areas:
United States	$1,047,481	$471,764
Germany	4,035,526	-
Russia	40,687,638	745,796
	$45,770,645	$1,217,560
Net sales by industry segment:
Construction	$44,244,600	$273,539
Retail	155,703	150,892
Consulting	269,270	47,333
Electronic components	1,101,072	745,796
	$45,770,645	$1,217,560
Income (loss) from operations:
Construction	$6,414,849	$(39,023)
Retail	(5,357)	(6,262)
Consulting	(70,670)	(2,453)
Electronic components	99,173	(106,811)
	$6,437,995	$(154,549)
Capital Expenditures:
Construction	$125,643	$-
Retail	-	17,093
Consulting	190,314	-
Electronic components	2,937	-
	$318,894	$17,093
Depreciation and Amortization:
Construction	$442,308	$8,471
Retail	37,735	6,485
Consulting	18,390	356
Electronic components	8,778	37
	$507,211	$15,349

Total Assets:
United States	$1,497,455	$1,222,606
Germany	1,284,810	$1,151,064
Russia	223,153,159	1,377,397
	$225,935,424	$3,751,067
Total Assets:
Construction	$223,361,298	$1,099,161
Retail	1,010,673	1,053,215
Consulting	397,244	108,902
Electronic components	1,166,209	1,489,789
	$225,935,424	$3,751,067

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Construction

The Company’s construction companies serve a diverse range of residential and commercial clients in the United States, Germany and Russia. Acting as a general contractor, infrastructure services, commercial and residential construction remodeling services and construction logistics services.

Retail

The Company’s retail companies serve a diverse range of residential and commercial clients worldwide in the fine art industry.

Business Consulting Services

The Company’s business consulting companies provide operational consulting and staffing services to a diverse range of commercial clients worldwide.

Electronic Components

The Company’s electronic component distribution companies serve a diverse range of residential and commercial clients in Russia and worldwide.

16.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various office and warehouse facilities. The leases contain no escalation or capital improvement funding provisions. One of the leases are to related parties. The terms of the leases vary with various leases on a month to month basis or long-term basis. Some leases contain terms as to when notices are needed to terminate the leases by either lessor or lessee.

Future minimum lease payments for operating leases are approximately as follows:

Year Ending
December 31,
2011	$163,891
2012	84,000
2013	90,000
2014	92,400
2015	94,800
Thereafter	115,400
$640,491

Rent expense was $168,726 and $135,775 for the years ended December 31, 2010 and 2009, respectively. Rent expense to related parties was $71,683 and $101,199 for the years ended December 31, 2010 and 2009, respectively.

Letters of Intent

In February 2010 and April 2010, the Company entered into two letters of intent to purchase the outstanding common stock of Tatnefteprovodstroy, OJSC and up to 48% of the outstanding equity of Yachtsman Properties LLC. Under the terms of the Letters of Intent, the Company agreed to negotiate the purchase of the outstanding shares and detailed the conditions for the mutual exchange of information. The due diligence process has expired and the Letters of Intent have been terminated.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Taxation

The Russian tax legislation is subject to varying interpretations and changes which can occur frequently. Management's interpretation of such legislation as applied to the transactions and activities of the Company may be challenged by the relevant regional and federal authorities. Recent developments suggest that the authorities are becoming more active in seeking to enforce, through the Russian court system, interpretations of tax legislation which may be selective for particular taxpayers and different to the authorities’ previous interpretations or practices. Different and selective interpretations of tax regulations by various government authorities and inconsistent enforcement create further uncertainties in the taxation environment in the Russian Federation.

Tax declarations, together with related documentation, are subject to review and investigation by a number of authorities, each of which may impose fines, penalties and interest charges. Fiscal periods remain open to review by the authorities for the three calendar years preceding the year of review (one year in the case of customs). Under certain circumstances reviews may cover longer periods. In addition, in some instances new tax regulations have taken retroactive effect. Additional taxes, penalties and interest which may be material to the financial position of the taxpayers may be assessed in the Russian Federation as a result of such reviews.

Capital Commitments

In the normal course of business the Company has entered into a number of construction contracts with its subcontractors. These contracts have various completion dates through 2012. However, management may seek to extend the completion through agreements with the subcontractors. As of December 31, 2010, the amount of such commitments was approximately $15 million.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our Chief Executive Officer and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2010, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010, based on material weaknesses as of that date in our disclosure controls and procedures discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2010, our internal control over financial reporting is not effective due to the following material weaknesses. The books and records of the Company’s European subsidiaries are not kept on a GAAP basis, but are translated to statements on a GAAP basis by outside accounting personnel and firms. In addition, management of the Company’s European subsidiaries are not experienced in identifying relevant financial reporting issues and the proper accounting therefor on a GAAP basis. Although the Company’s international operations have outside accounting personnel in place with substantial knowledge of GAAP and international accounting standards, these accounting personnel perform the function of the translation of the financial statements of the Company’s European subsidiaries to statements presented on a GAAP basis. Management concluded that the combination of the factors that the European subsidiaries’ financial statements are not kept on a GAAP basis and the lack of experience of their management in identifying relevant GAAP financial reporting issues and the proper accounting therefor constitute a weakness in the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2010. In addition, following the close of the second quarter of our fiscal year ended December 31, 2010, the Company’s internal controller left the Company for a position with a large audit firm, and the Company had not as of the end of the 2010 fiscal year located a replacement with the requisite experience in GAAP accounting presentation and standards. Our former internal controller was responsible for review of the U.S. subsidiaries’ financial statements and the overall consolidation of the European and U.S. subsidiaries for financial reporting purposes. The lack of GAAP accounting experienced personnel at December 31, 2010 would constitute an additional weakness in our disclosure controls and procedures and internal control over financial reporting, and management concluded accordingly that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2010.

For purposes of the audit of the financial statements of the Company at December 31, 2010 included in this Annual Report, the Company has engaged an accountant to review and consolidate such financial statements for audit by the Company’s independent registered public accounting firm. This accountant, in management’s view, however, does not have the some of the requisite GAAP accounting experience that would be desirable for management to conclude that our disclosure controls and procedures and internal control over financial reporting are now effective. Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of December 31, 2010, and for the two years then ended, fairly present in all material respects our financial condition and results of operations.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following are our officers and directors as of the date of this Memorandum:

Vadim Enikeev, Chairman and Director

Mr. Vadim Enikeev, 38, was appointed Chairman of the Board of the Company on June 7, 2010 and is currently the president of Alfa Investment Fund, LLC. Prior to this he was the president of Alfa International, a business consulting firm which he founded in 1995. During Operation Desert Shield, he served in the United States Army and was decorated as a combat veteran. From 1998 through 2001, he was the president of the Russian construction company Rosstroikontrakt Ltd. In 1997, Mr. Enikeev was elected president of the international exporting company Ardi Ltd., from which position he resigned in 2003. Mr. Enikeev founded the charitable organization, Dega International in 1999, in an effort to aid impoverished people worldwide. He is a master student of Theology and has studied Philosophy worldwide. Mr. Enikeev has substantial experience dealing with businesses in the Russian Federation.

Richard Lloyd; CEO, President & Director

Mr. Richard Lloyd, 32, was appointed President, Director and Chief Executive Officer of the Company on December 17, 2009. He is also currently the CEO of Alfa Investment Fund, LLC., a business consulting company located in Orlando, Florida.  He has held this position since January 2006. In 2008, he was elected as CFO of IAC Holdings which he resigned October, 2008. From 2002 until 2004 he served in the United States Army. Mr. Lloyd’s education includes the University of Maryland, while living in Germany in 2004 and the University of Central Florida in 2006; he received his Associates degree in Management Information Systems from Valencia College located in Orlando, Florida in 2006. At Valencia College his accompanying major areas of study were accounting and economics.

Nikolay Uraev, Director

Mr. Nikolay Uraev, 52, was elected a director of the Company on June 7, 2010, and is the president of Kontakt Ltd., located in Kazan, Russia. Mr. Uraev has significant experience in large scale Russian corporate operations within several different industries. In 1998, he founded Alfa Ltd., an energy and chemical corporation located in Russia. From 1992 until 1998 he worked as CEO for Heshma Ltd, an oil and gas processing company. In 1991, Mr. Uraev was the Director of the engineering division for MP MIG, a construction company. In 1984, Mr. Uraev became the CFO of KPOPAT-5, a transportation company located in Russia. Prior he was the senior engineer TEC-3 an energy production company. Mr. Uraev was the first deputy of Rosoboronexport in Tatarstan, which is one of the largest companies in Russia. He received his Masters degree in Energy and Engineering from the Moscow Institute of Energy in 1981. He was the chairman of the Liberal Democratic Party of Tatarstan, Russian.

James Cohen, Director

Mr. James Cohen, 70, was appointed Director of the Company on June 7, 2010. Mr. Cohen has over 50 years of U.S. corporate business with both private and public company experience in several different industries. He is presently a partner of Stratus Asset Management, a business management company and was a principal of Boca Developers, a Real Estate Development company both located in Florida. Boca Developers was formed in 1992 and had a portfolio of over 16,000 residences planned and constructed from Daytona Beach to the Florida Keys. Mr. Cohen was the cofounder and Vice President of Biscayne Landing LLC, a Florida Development company established in 2004.

Mr. Cohen established Kassko, Inc. in 1984, a venture capital company dedicated to funding and managing new and emerging technology business ventures. One of Kassko’s earliest successes was its investment in the start up of Genetics Institute, a worldwide leader in the field of recombinant DNA research. This company was taken public in 1986 and later acquired by American Home Products for one billion US dollars. Kassko was also one of the founding investors in Thinking Machines Corporation, which grew to become the worldwide leader in the super computer technology of parallel processing.

Under Mr. Cohen’s direction, Kassko then became the leading investor of Erie Island Resorts and Marina, a community located on Lake Erie. Still ongoing, this property built on 500 acres has become one of the largest projects of its type in the Northeast. He also cofounded Humatech, a cosmetic manufacturing company, in the early 1990’s which was later sold to a public entity. Mr. Cohen is a cofounder and principal of WeType4U, a transcription company founded in 1999 and located in India. In 2001, Mr. Cohen cofounded Tango Imports, a Chinese import company and Global Heavy Equipment a Brazilian heavy equipment leasing company in 2010. Mr. Cohen’s educational background consists of a Bachelor of Science at the Citadel Military College and graduate studies at New York University.

Rustem Likhachev, Director

Mr. Rustem Likhachev, 43, was elected to our Board of Directors on September 8, 2010, and is the General Director of OOO PSO Kazanneftekhiminvest Ltd, a design and construction company established in 2008 and located in Kazan, Russia. Originally the company was founded by Mr. Likhachev in 1999 under the name PSO Kazanneftekhiminvest LLC. The company’s name was changed to CCI Kazanneftekhiminvest LLC, in 2000. Since 2005, Mr. Likhachev has been the Director of the sports and racing stadiums “Timerhan” and “Autodrome High Mountain”, both of which specialize in tour car racing and are located in Kazan, Russia. Mr. Likhachev has held the position of Director at the winter racing track “Usadi” located in the Vysokogorsky District of Tatarstan since 2005. Since 1998, Mr. Likhachev has held the position of Director of Research and Production at the research, design and production firm, NPP Galeas, also located in Kazan. Since 1992, Mr. Likhachev has been the Foreman and Chief of the Sector for the Montaj, LLC, located in Tatarstan, Russia.  He has also served as the Engineer of Vacuum Systems at Kazan Motor Production Association, since 1992. From 1985 until 1987 Mr. Likhachev served in the Soviet Army as a Sergeant, and he graduated from the Kazan Aviation Institute in 1992 with a Bachelors degree in engineering of jet engines.

Mr. Likhachev has prominent construction experience and is highly regarding in Kazan and the Republic of Tatarstan, where two of our Russian companies are headquartered. Mr. Likhachev has received numerous awards from the city of Kazan, the Republic of Tatarstan and the Russian Federation, including the medal of “200 Year Anniversary of the Ministry of Internal Affairs of Russian Federation in 2002”, and an “Honorary Certificate” from the Head of Administration of Vysokogorsky District of Tatartstan and the Medal “1000 Year Anniversary of Kazan” in 2005.  In 2008, he received a certificate from the Minister of Youth, Sports and Tourism of the Republic of Tatarstan for “Many years of Honored Service in the development of the auto sport industry.” Then in 2009, he received a letter of appreciation from the Republic of Tatarstan for “Continued service to the Youth, Sports and Tourism Industry” and an “Honorary Certificate” from the Ministry of Agriculture of Russian Federation.

Nikolay Lobachev, Chief Financial Officer

Mr. Nikolay Lobachev, 27, graduated from Moscow State Open University in Russia with a Bachelors Degree in Law. He was a director of the Company since inception to December 17, 2009, and is currently the Chief Financial Officer.  Mr. Lobachev became one of the three original founding shareholders of the Company in July 2006, acted as our Chief Executive Officer from that time to December 17, 2009, and since then has acted as our Chief Financial Officer. Prior thereto, from March 2005 to July 2006, he operated an installation and remodeling business in the Orlando area, which was the predecessor business to the Company’s business. From August 2004 to March 2005 Mr. Lobachev worked as a manager for Daynova LLC, a construction company located in Orlando, Florida. Prior to that Mr. Lobachev was as a consultant for Garant Ltd., a legal advice office in Moscow, Russia from June 2001 to May 2003. Mr. Lobachev is also bilingual, speaking fluent Russian and English.

Rosalia Kuhn, IASB & IFRS Advisor

Mrs. Rosalia Kuhn, 47, is presently the accounting and economic consultant for various European corporations. Prior to this she was an accountant for Dvigatel Montaz located in Omsk, Russia from 1984 until 1990. For six years, Mrs. Kuhn was the chief accountant for EHP "Globa" in Russia. Her education includes the Finance-Economy Stroi Bank College in Russia from 1982 through 1984. Mrs. Kuhn graduated from the Russian Finance Economy Institute and received her Bachelors degree in Accounting in 1992 and from the Bielefeld Institute of management located in Germany in 1998.

Director Independence

Mr. Cohen is considered to be independent, as defined by the NYSE Rules.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.  Information as to late filings of Forms 3, 4 and 5 by officers and directors of the Company is set forth below.

Richard Lloyd, our Chief Executive Officer and a director, was required to file a Form 3 following the November 20, 2009, acquisition by the Company of Diversified Global Holdings, Inc. by reason of his ownership of in excess of 10% of our outstanding common stock, and additionally by reason of his election as an officer of the Company on December 17, 2009.  Such Form 3 was filed on January 8, 2010. Mr. Lloyd was required to file a Form 4 with respect to his contribution of shares of Common Stock to the capital of the Company on August 5, 2010.  Such Form 4 was filed on March 30, 2011.

James Cohen was elected a director of the Company on June 7, 2010, and as a result was required to file a Form 3, which Form 3 was filed March 25, 2011.

Vadim Enikeev, our Chairman and a director, was required to file a Form 3 following the November 20, 2009, acquisition by the Company of Diversified Global Holdings, Inc. by reason of his ownership of in excess of 10% of our outstanding common stock, and additionally by reason of his election as a director and officer of the Company on June 7, 2010.  Such Form 3 was filed on March 31, 2011. Mr. Enikeev reported various transactions in our common stock in 2010 required to be reported on Form 4’s in a Form 5 filed on March 31, 2011. Mr. Enikeev reported various transactions in our common stock from January 5 to February 17, 2011 required to be reported on Form 4’s in a Form 4 filed on March 31, 2011.

Rustem Likhachev, a director of the Company, was required to file a Form 3 following the August 5, 2010, acquisition by the Company of OOO PSO Kazanneftekhiminvest Ltd. by reason of his ownership of in excess of 10% of our outstanding common stock, and additionally by reason of his election as a director and officer of the Company on September 8, 2010. Such Form 3 was filed on March 25, 2011.

Nikolay Uraev, a director of the Company, was required to file a Form 3 following the November 20, 2009, acquisition by the Company of Diversified Global Holdings, Inc. by reason of his ownership of in excess of 10% of our outstanding common stock, and additionally by reason of his election as an officer of the Company on June 7, 2010.  Such Form 3 was filed on March 30, 2011.

Corporate Governance

Committees of our Board of Directors

We do not have a separate Audit Committee. Our Board of Directors performs the functions usually designated to an Audit Committee. We intend shortly to establish an Audit Committee with one or more independent directors.

The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company, the current levels of compensation to corporate officers and the beneficial ownership by four stockholders of approximately 90% of the Company’s outstanding common stock. The Board will consider establishing compensation and nominating committees at the appropriate time.

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

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Information Statement. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 800 North Magnolia Ave., Suite 105, Orlando, FL 32803 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

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

During 2010, our Board of Directors held three meetings.

Attendance of Directors at Shareholder Meetings

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compens-ation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings (h)	All Other Compen- sation (i)	Total ($) (j)
Richard Lloyd, President and Chief Executive Officer (1)	2009	-0-							-0-
	2010	-0-							-0-
Nikolay Lobachev, Chief Financial Officer (2)	2008	$33,085							$33,085
	2009	$5,000							$5,000
	2010	$10,000							$10,000
Ivan Sorokoumov, Chief Financial Officer (3)	2008	$33,085							$33,085
	2009	$5,000							$5,000
Dmitry Terikov, Chief Operating Officer	2008	$33,085							$33,085
	2009	$5,000							$5,000

(1)	Mr. Lloyd was appointed as President and Chief Executive Officer on December 17, 2009.
(2)	Mr. Lobachev resigned as President and Chief Executive Officer on December 17, 2009, and was appointed Chief Financial Officer on that date.
(3)	Mr. Sorokoumov resigned as Chief Financial Officer on December 17, 2009.

The Company has no stock option or other executive compensation plans.

The Company does not compensate its directors separately for services performed in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 28, 2011, each person known by us to be the beneficial owner of five percent or more of the Company's voting Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. At March 1, 2011, 87,294,801 shares of common stock were issued and outstanding.

Name	Number of Shares Owned Beneficially	Ownership Percentage of Class
Richard Lloyd 800 N. Magnolia Ave., S.105 Orlando, FL. 32803 (1) (2)	15,000,600	17.18%
Vadim Enikeev 800 N. Magnolia Ave., S.105 Orlando, FL. 32803 (1) (2) (3)	15,036,013	17.22%
Nikolay Uraev 800 N. Magnolia Ave., S.105 Orlando, FL. 32803 (1)	16,100,000	18.44%
Rustem Likhachev 800 N. Magnolia Ave., S.105 Orlando, FL. 32803	32,260,000	36.96%
Nikolay Lobachev 800 N. Magnolia Ave., S.105 Orlando, FL. 32803	1,000,000	1.15%
All Officers and Directors as a Group (5 persons)	79,396,613	90.95%

(1)	On August 5, 2010, Richard Lloyd, Vadim Enikeev and Nikolay Uraev, each contributed 13,000,000 shares of common stock owned by them to the capital of the Company.

(2)
 Richard Lloyd and Vadim Enikeev each beneficially own 100 shares of common stock by reason of their 50% each ownership of Alfa Investment Fund LLC, Orlando, Florida, which owns 200 shares of common stock.

(3)	Vadim Enikeev owns 15,000,000 shares of common stock directly, and beneficially owns 35,913 shares of common stock owned directly by his wife.

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

DGH owned all of the outstanding shares or equity interests in three companies: Forms Gallery, Inc. located in Delray Beach, Florida; Wood Imagination, Inc. located in Orlando, Florida; and Kontakt LLC a limited company formed under the laws of Russia with its principal offices located at Kazan, Russian Federation.

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

Acquisition of OOO PSO Kazanneftekhiminvest Ltd.

At a closing held on August 5, 2010, we acquired in exchange for the issuance of 32,260,000 shares of our common stock to Rustem Likhachev, all of the outstanding ownership interests in OOO PSO Kazanneftekhiminvest Ltd. (“KNHI”).

In order to permit the acquisition of KNHI to be accomplished, on August 5, 2010, three major shareholders of the Company, Richard Lloyd, Vadim Enikeev and Nikolay Uraev, each contributed 13,000,000 shares owned by them (for a total of 39,000,000 shares) to the capital of the Company. Following the acceptance of the 39,000,000 shares of common stock so reacquired by the Company as a contribution to capital by these stockholders, under the Florida Business Corporation Act, such shares constituted authorized but unissued shares of common stock of the Corporation. By reason of such contribution to capital, the outstanding shares of common stock of the Company were reduced from 93,638,511 shares to 54,638,511 shares. Following issuance on August 5, 2010, of 25,215 shares of common stock in the acquisition of Xerxis Consulting, LLC, 344,944 shares of common stock in the acquisition of Technostroy Ltd., and 32,260,000 shares of common stock in the acquisition of KNHI, the Company had 87,268,670 shares of common stock outstanding.

Transactions with Corporate Officers

The Chairman of the Board and the Chief Executive Officer of the Company advanced the Company $148,167 and $29,725 during the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, the two executives contributed furniture and fixtures with a fair value of $170,242. The advances are interest free and are due on demand. No payments have been made against the advances and contributions and the amount due the related parties are $348,134 and $29,725 at December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, the Company's Chairman of the Board and its Chief Executive Officer contributed furniture and fixtures to its present headquarters in Orlando, Florida in the amount of approximately $170,000.

As of May 1 to September 1, 2009, Alfa Investment Fund, owned equally by Richard Lloyd and Vadim Enikeev, entered into a $50,000 consulting agreement with Wood Imagination for business consulting advice.

Contribution of Land to KNHI

In June 2010, in connection with the acquisition of KNHI, Rustem Likhachev, the former owner of KNHI and a director of the Company contributed property to KNHI with a fair value as of the date of the contribution of approximately $184 million.  The land is recorded at cost and was determined by management based upon appraisal value at the acquisition date as determined by an independent appraiser and a separate projection of the present value of future cash flows by management.

Transactions with Officers of Subsidiaries

Contribution of Building

In November 2009, a shareholder of the Company who is one of the former owners of Forms Gallery contributed a building to the Company with a fair value of approximately $1 million in accordance with an appraisal performed by an independent third party, and related debt of approximately $271,000.

In connection with the contribution of a building to the Company by the shareholder, the Company is obligated to reimburse the shareholder for payments made by the shareholder in connection with the building. The note to the shareholder bears interest of 5% per annum and is due upon demand. During the year ended December 31, 2010, the Company repaid $15,730 to the shareholder. As of December 31, 2010 and 2009, the amount due the shareholder was $72,493 and $88,223, respectively. Interest expense for the years ended December 31, 2010 and 2009 was $3,499 and $668, respectively.

Victor Schilling: The agreement between Mr. Viktor Schilling and the Company for lease one of the facilities leased by Kuechen-Schilling provides for an annual rental of $71,683, and may be terminated by either party with a six month notice from the end of any quarter. The lease contains no escalation clauses or capital improvement funding provisions. The lease is currently on a month to month basis.

Loans to Subsidiaries

During the year ended December 31, 2010, a subsidiary of the Company borrowed $35,696 from a shareholder of the Company. The loan bears interest of three percent (3%) per annum and the principal sum and all accrued interest is due January 2012.  For the year ended December 31, 2010, interest expense amounted to $1,087. As of December 31, 2010, the amount due the related party including interest was $36,783.

During the year ended December 31, 2010, a subsidiary of the Company borrowed $19,044 from a shareholder of the Company. The advance is interest free and due upon demand

Advance to Officer of Subsidiary

In connection with the acquisition of Kuhn, the Company has a receivable from a shareholder as of December 31, 2010 and 2009 in the amount of $149,603 and $53,573, respectively. Under the terms of the note, the note bears interest at 5% per annum and the shareholder is required to make monthly payments in the amount of approximately $2,400 per month commencing January 1, 2011. The note is due on December 31, 2017.  During the year ended December 31, 2010, the Company advanced the shareholder $122,051 and received payments of $23,233. The balance of the receivable was approximately $125,000 at December 31, 2010. Interest income related to the receivable for the years ended December 31, 2010 and 2009 was $2,948 and $2,978, respectively.

Director Independence

With the exception of Mr. Cohen, all of our directors are employees and would not be classified as “independent” under the rules of the NYSE.

Item 14.  Principal Accountant Fees and Services

(1) Aggregate fees for the last two years:
2010	2009

$157,000	$34,750

(2) Audit related fees:
2010	2009

$151,000	$34,750

(3) Tax fees:
2010	2009

$6,000	$-0-

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
3.1b
Amendment to Articles of Incorporation, filed September 22, 2010. [Incorporated by reference to Exhibit 3.1b to the Company’s Current Report on Form 8-K, filed with the Commission on September 24, 2010.]

3.1c
Articles of Incorporation of Diversified Global Holdings Group, Inc., filed September 27, 2010. [Incorporated by reference to Exhibit 3.1b to the Company’s Current Report on Form 8-K, filed with the Commission on October 14, 2010.]

3.1d
Articles of Merger, including Agreement and Plan of Merger, of Royal Style Design, Inc. and Diversified Global Holdings Group, Inc., filed effective October 7, 2010. [Incorporated by reference to Exhibit 3.1c to the Company’s Current Report on Form 8-K, filed with the Commission on October 14, 2010.]

3.2	By-Laws. [Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G, filed with the Commission on December 10, 2008.]
3.2a	By-Laws of Diversified Global Holdings Group, Inc. [Incorporated by reference to Exhibit 3.2a to the Company’s Current Report on Form 8-K, filed with the Commission on October 14, 2010.]
10.1	Form of Customer Estimate. [Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12G, filed with the Commission on December 10, 2008.]
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

10.4
Exchange and Acquisition Agreement, dated as of December 31, 2009, between the Company, Fregat Ltd. and its owner. [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2010.]

10.5
Exchange and Acquisition Agreement, dated as of December 31, 2009, between the Company, Bauelemente Kuhn GmbH and its owner. [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2010.]

10.6
Exchange and Acquisition Agreement, dated as of December 31, 2009, between the Company, Kuechen-Schilling GmbH and its owner. [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2010.]

10.7
Share Exchange and Acquisition Agreement, dated as of June 4, 2010, between the Company, Xerxis LLC and its owner. [Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on June 21, 2010.]

10.8
Equity Exchange and Acquisition Agreement, dated as of June 25, 2010, between the Company, Technostroy Ltd. and its owner. [Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on June 25, 2010.]

10.9
Amended and Restated Share Exchange and Acquisition Agreement, dated as of July 1, 2010, between the Company, Kazanneftekhiminvest Ltd. and its owner. [Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on August 6, 2010.]

10.10
Assignment and Assumption Agreement, dated October 4, 2010, between Royal Style Design, Inc. and Royal Style Design Developments, Inc. [Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on October 14, 2010.]

10.11	Renewal Mortgage Note, dated January 11, 2011, for Delray Beach property, filed herewith.
10.12	Mortgage Modification Agreement, dated January 12, 2011, for Delray Beach property, filed herewith.
10.13	Terms of Executive Loans, effective May 7, 2010, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC.

Dated: April 14, 2011	By:	/s/ Richard Lloyd
Richard Lloyd
President and Chief Executive Officer

By:	/s/ Nikolay Lobachev
Nikolay Lobachev, Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 14, 2011.

By:	/s/ Richard Lloyd
Richard Lloyd, President, Chief Executive Officer and Director

By:	/s/ Vadim Enikeev
Vadim Enikeev, Chairman and Director

By:
Nikolai Uraev, Director

By:
Rustem Likhachev, Director

By:	/s/ James Cohen
James Cohen, Director