Form 10-Q
period 2011-03-31
DIVERSIFIED GLOBAL HOLDINGS GROUP INC.
filed 2011-05-16
CIK 1451775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________   to __________________

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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, was 93,300,730 as of May 13, 2011.

Diversified Global Holdings Group, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2011
	and December 31, 2010 (Unaudited)	2

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2011 and 2010 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity for the Period Ended March 31, 2011 (Unaudited)	4

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	5-6

	Notes to Unaudited Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial	22
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	32
		32
Signatures

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ending December 31, 2010.

The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$2,646,705	$2,256,021
Accounts receivable-net of allowance of $14,000 and $39,000, respectively	15,325,475	11,639,051
Notes receivable - related parties	17,274	24,333
Inventories	13,673,462	14,555,927
Other current assets	1,165,927	1,087,898

Total Current Assets	32,828,843	29,563,230

Property and equipment-net	186,840,003	187,034,900
Goodwill	9,109,253	9,109,253
Other assets	220,314	228,071

Total Assets	$228,998,413	$225,935,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$13,155,652	$12,877,335
Accounts payable and accrued expenses	4,472,970	3,229,971
Customer advances	616,485	336,263
Advances from related parties	475,753	439,671
Deferred revenue	10,055	45,871
Income taxes payable	1,197,581	1,070,576

Total Current Liabilities	19,928,496	17,999,687

Long-term Liabilities:
Long-term debt-less current portion above	5,410,519	5,029,593
Advances from related parties	33,361	36,783
Total Long-term Liabilities	5,443,880	5,066,376

Total Liabilities	25,372,376	23,066,063

Commitments & Contingencies	-	-

Stockholders' Equity:
Common Stock, $.001 par value; authorized 500,000,000 shares:
87,300,730 and 87,294,801 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	87,300	87,294
Additional paid-in capital	197,693,903	197,658,877
Retained earnings	4,876,991	4,680,761
Accumulated other comprehensive income	967,843	442,459

Total Stockholders' Equity	203,626,037	202,869,391

Total Liabilities and
Stockholders' Equity	$228,998,413	$225,935,454

See notes to unaudited consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Net sales:
Revenue (net of return and allowances)	$5,679,853	$1,371,900

Cost and expenses:
Cost of sales	4,462,660	942,452
General and administrative	695,025	341,799
	5,157,685	1,284,251

Income from operations	522,168	87,649

Other income (expense):
Other income	32,147	819
Interest expense	(264,894)	(6,151)
	(232,747)	(5,332)

Earnings before provision for income taxes	289,421	82,317

Provision for income taxes	93,191	27,191

Net earnings	$196,230	$55,126

Earnings per common share - basic	$0.00	$0.00

Weighted average number of common shares
outstanding - basic	87,297,370	93,638,511

Earnings per common share - diluted	$0.00	$0.00

Weighted average number of common shares
outstanding - diluted	87,317,370	93,638,511

See notes to unaudited consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Retained	Accumulated
	Common Stock		Paid-in	Earnings	Other Comprehensive	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Income (Loss)	Total

Balance, January 1, 2010	93,638,511	$93,638	$1,716,579	$(97,668)	$(42,182)		$1,670,367

Common shares returned to treasury	(39,000,000)	(39,000)	39,000

Issuance of common shares for acquisitions	32,630,159	32,630	195,748,325				195,780,955

Sale of common stock	26,131	26	131,573				131,599

Allocation of warrants in connection with
sale of common stock			23,400				23,400

Foreign currency adjustment					484,641	$484,641	484,641

Net income				4,778,429		4,778,429	4,778,429

Comprehensive income						$5,263,070

Balance, December 31, 2010	87,294,801	87,294	197,658,877	4,680,761	442,459		202,869,391

Common stock issued for services	3,429	3	25,029				25,032

Sale of common stock	2,500	3	3,197				3,200

Allocation of warrants in connection with
sale of common stock			6,800				6,800

Foreign currency adjustment					525,384	$525,384	525,384

Net income				196,230		196,230	196,230

Comprehensive income						$721,614

Balance, March 31, 2011	87,300,730	$87,300	$197,693,903	$4,876,991	$967,843		$203,626,037

See notes to unaudited consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$196,230	$55,126
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	256,451	28,760
Non-cash compensation	25,032	-
Changes in operating assets and liabilities	434,479	(108,443)

Net cash provided by (used in) operating activities	912,192	(24,557)

Cash flows from investing activities:
Repayments on note receivable	12,059	179
Purchase of property and equipment	(77,296)	(13,517)

Net cash used in investing activities	(65,237)	(13,338)

Cash flows from financing activities:
Payments on debt	(649,366)	(24,139)
Proceeds from loans	-	18,837
Proceeds from advances from related parties	51,334	19,000
Repayments to related parties	(16,689)	-
Proceeds from sale of common stock	10,000	-

Net cash provided by (used in) financing activities	(604,721)	13,698

Effect of exchange rate changes on cash	148,450	(5,287)

Net increase in cash and cash equivalents	390,684	(29,484)

Cash and cash equivalents-beginning of period	2,256,021	320,345

Cash and cash equivalents-end of period	$2,646,705	$290,861

See notes to unaudited consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	For the Three Months Ended
	March 31,
	2011	2010
Supplementary Information:
Cash paid during the year for:
Interest	$5,563	$950
Income taxes	$-	$13,751
Non-cash compensation	$25,032	$-

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	$(2,949,352)	$96,163
(Increase) decrease in inventory	1,599,367	41,243
(Increase) in other current assets	(78,029)	28,856
(Increase) decrease in other assets	2,757	(20,859)
Increase (decrease) in accounts payable and accrued expenses	1,487,795	(74,565)
Increase (decrease) in customer advances	280,222	(140,054)
Increase (decrease) in deferred revenue	(35,286)	(52,667)
Increase (decrease) in income tax payable	127,005	13,440

	$434,479	$(108,443)

See notes to unaudited consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2011 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by Diversified Global Holdings, Inc. and Subsidiaries and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2010 were derived from audited financial statements.

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

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.           Earnings Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. Potential common shares include outstanding common stock purchase warrants. For the three months ended March 31, 2011 and 2010, there were 20,000 and -0- potential common shares outstanding, respectively.

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

3.	ACQUISITIONS

Effective July 1, 2010, the Company entered into three Exchange and Acquisition Agreements (the "July 2010 Agreements") for the acquisition of three companies: 000 FSO Kazanneftkhiminvest Ltd, a limited company formed under the laws of the Russian Federation ("KNHI"), for the acquisition of which the Company issued 32,260,000 shares of its common stock to the owner of all the outstanding ownership interests in KNHI; Technostroy Ltd, a limited company formed under the laws of the Russian Federation ("Technostroy"), for the acquisition of the Company issued 344,944 shares of its common stock to the owner of all of the outstanding ownership interest in Technostroy; Xerxis Consulting, LLC, a Florida consulting company ("Xerxis"), for the acquisition of which the Company issued 25,215 shares of its common stock to the owner of all the outstanding ownership interest in Xerxis. In connection with the July 2010 Agreements, as of August 5, 2010 the Company issued 32,630,159 shares of its common stock to the owners of the three companies the Company acquired.

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

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The following unaudited pro forma summary of results of operations assume six acquired entities had been acquired as of January 1, 2010:

Three Months Ended
March 31,
2010
Net revenue	$5,063,888
Net earnings	134,331
Earnings per share - diluted	0.00

The information above is not necessarily indicative of the results of operations if the acquisition had been consummated as of January 1, 2010. Such information should not be construed as a representation of the future results of operations of the Company.

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

		Assets at Fair Value Using

March 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$2,646,705	$2,646,705	$-	$-

December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$2,256,021	$2,256,021	$-	$-

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

There were no financial assets accounted for at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2011.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or at various dates and in the case of goodwill, on at least an annual basis. As of March 31, 2011, there was no impairment to goodwill. The Company's interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date. There were no triggering events that occurred during the three months ended March 31, 2011 that would warrant interim impairment testing.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition. Effective January 1, 2009, acquisition related costs will be recognized separately from the acquisition in accordance with ASC 805, "Business Combinations".

The changes in the carrying value of goodwill for the three months ended March 31, 2011 is as follows:

Total

Balance, December 31, 2010	$9,109,253

Adjustments	-

Balance, March 31, 2011	$9,109,253

6.	PROPERTY and EQUIPMENT

Property, plant and equipment consist of furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.

	March 31,	December 31,
	2011	2010

Machinery & equipment	$1,265,409	$1,284,550
Vehicles	1,046,547	1,014,758
Buildings and building improvements	1,275,657	1,275,657
Land	184,013,337	184,013,337
	187,600,950	187,588,302
Less: accumulated depreciation	760,947	553,402
	$186,840,003	$187,034,900

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

In November 2009, a shareholder of the Company contributed a building to the Company with a fair value of approximately $1 million in accordance with an appraisal performed by an independent third party, and related debt of approximately $271,000.

The land was contributed by the previous owner of KNHI in June 2010. The fair value of the property as of the date of the contributions was approximately $184 million. The land is recorded at cost and was determined by management based upon appraisal value at the acquisition date as determined by an independent appraiser and a separate projection of the present value of future cash flows by management. No impairment existed as of March 31, 2011.

During the year ended December 31, 2010, the Company's Chairman of the Board and its Chief Executive Officer contributed furniture and fixtures to its present headquarters in Orlando, Florida in the amount of approximately $170,000. See Note Related Party Transactions, for further details.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $256,451 and $28,760, respectively.

7.      NOTES RECEIVABLE - RELATED PARTIES

In connection with the acquisition of Kuhn, the Company has a receivable from a shareholder as of March 31, 2011 and December 31, 2010 in the amount of $137,274 and $149,603, respectively. Under the terms of the note, the note bears interest at 5% per annum and the shareholder is required to make monthly payments in the amount of approximately $2,400 per month commencing January 1, 2011. The note is due on December 31, 2017. During the three months ended March 31, 2011, the Company received payments of $12,329. The long-term balance of approximately $120,000 at March 31, 2011 and $125,000 at December 31, 2010, respectively, is included in other assets in the Company's consolidated balance sheet. Interest income for the three months ended March 31, 2011 and 2010 was $1,019 and $819, respectively.

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

8.	INVENTORIES

As of March 31, 2011 and December 31, 2010, inventory consists of the following:

	March 31,	December 31,
	2011	2010
Finished goods	$315,802	$281,199
Work in progress	19,215	91,984
Raw materials	5,157,151	2,863,573
Advance deposits	8,181,294	11,319,171
	$13,673,462	$14,555,927

The Company prepays various suppliers for inventory. The deposits paid in advance are included as a component of the Company's inventory.

9.	OTHER CURRENT ASSETS

Other current assets in the amount of $1,165,927 and $1,087,898 at March 31, 2011 and December 31, 2010, respectively, consists primarily of short-term loans given to third parties. Most of these third parties are subcontractors who are providing services for the Company for their foreign subsidiaries. The loans are all due within 12 months and are interest-free.

In April 2011, the mortgage secured by a building owned by one the Company’s subsidiaries was refinanced and the remaining mortgage agreement in the amount of $195,041 (plus outstanding taxes) was paid off. The new mortgage amount is $475,000 and bears interest at 12% per annum, payable monthly in the amount of $4,750 until May 1, 2016 when the full principal and any remaining interest shall be due.

        10.     DEBT
Long-term debt consists of the following:

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

	December 31,
	March 31,	December 31,
	2011	2010
Mortgage payable, interest @ 10% per annum, monthly interest only payment	$195,041	$162,217
of $1,138, due December 2012, collaterized
by a building and the corporate guarantee of DGH

Automobile loans, interest @ 0-5.9% per annum, monthly payments	12,984	29,744
of $2,028 due December 2013

Loan payable, interest @ 15% per annum, due November 2011, collateralized	10,230	9,844
by inventory of the Company's Fregat subsidiary

Note payable to Investment and Consulting Ltd, interest free, due May 2020	984,910	918,729

Note payable to Ak Bars Metall, interest free, due December 2011	3,869,288	3,609,291

Note payble to Ak Bars Development, interest @ 10.1% per annum, due October 2012	4,221,042	3,937,408

Notes payable to Ak Bars Development, interest @ Bank of Russia rate plus 1%
(3.2% at December 31, 2010) - 10.1%, due December 31, 2011	9,203,199	9,174,887

Note payable to Belochay combinat, interest @ 12% per annum
due September 30, 2011	69,477	64,808
	18,566,171	17,906,928
Less current portion	13,155,652	12,877,335
	$5,410,519	$5,029,593

The following table shows the maturities by year of the total amount of long-term debt as of December 31, 2010:

Year Ending December 31,
2011	$13,155,652
2012	4,423,141
2013	2,468
thereafter	984,910
$18,566,171

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Interest expense on long-term debt for the three months ended March 31, 2011 and 2010 was $263,946 and $6,151, respectively.

11.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	March 31,	December 31,
	2010	2010
Accounts payable	$2,804,806	$2,108,221
Professional fees	8,591	6,891
Salaries	63,806	63,429
Taxes payable	492,698	201,060
Warranty	18,130	17,041
Interest	960,294	687,974
Other	124,645	145,355
	$4,472,970	$3,229,971

12.           COMMON STOCK

In September, 2010, the shareholders of the Company voted to increase the authorized shares from 100,000,000 to 500,000,000 shares at $.001 par value, of which 87,300,730 shares are outstanding as of March 31, 2011.

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

During the three months ended March 31, 2011, the Company sold 2,500 shares of its common stock and received proceeds of $10,000. In connection with the sale of the common shares, the proceeds included warrants to purchase 10,000 common shares at an exercise price of $7 per share. The Company allocated $6,800 to the fair value of the warrants using a Black Scholes valuation model.

13.           WARRANTS

During 2011, the Company issued detachable warrants to purchase shares of the Company's common stock in connection with the sale of its common stock. The warrants are attached to the sale issuance and $6,800 has been allocated to the fair value of the warrants. The warrants are exercisable at $7.00 per share for a period of three years.

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Information regarding the Company's warrants for the year ended December 31, 2010 is as follows:

				Agrregate
		Weighted Average	Average Remaining	Intrinsic
Warrants	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2011	10,000	$7.00

Exercised	-	-

Granted	10,000	7.00

Cancelled	-	-

Outstanding at March 31, 2011	20,000	7.00	2.7 Years	$-

Exercisable at March 31, 2011	20,000	$7.00	2.7 Years	$-

14.           INCOME TAXES

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

15.           RELATED PARTY TRANSACTIONS

a)
The Chairman of the Board and the Chief Executive Officer of the Company advanced the Company $51,334 during the three months ended March 31, 2011 and $148,167 during the year ended December 31, 2010. During the year ended December 31, 2010, the two executives contributed furniture and fixtures with a fair value of $170,242. The contributed property was recoded as an advance. The advances are interest free and are due on demand. No payments have been made against the advances and contributions and the amount due the related parties are $399,468 and $348,134 at March 31, 2011 and December 31, 2010, respectively.

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

b)
In connection with the contribution of a building to the Company by a shareholder, the Company is obligated to reimburse the shareholder for payments made by the shareholder in connection with the building. The note to the shareholder bears interest of 5% per annum and is due upon demand. During the three months ended March 31, 2011, the Company repaid $16,689 to the shareholder. As of March 31, 2011 and December 31, 2010, the amount due the shareholder was $55,804 and $72,493, respectively. Interest expense for the three months ended March 31, 2011 and 2010 was $698 and $801, respectively.

c)
During the year ended December 31, 2010, a subsidiary of the Company borrowed $33,361 from a shareholder of the Company. The loan bears interest of three percent (3%) per annum and the principal sum and all accrued interest is due January 2012. For the three months ended March 31, 2011 and 2010, interest expense amounted to $250 and $-0-, respectively. As of March 31, 2011, the amount due the related party was $33,361.

d)	During the year ended December 31, 2010, a subsidiary of the Company borrowed $20,481 from a shareholder of the Company. The advance is interest free and due upon demand.

16.           BUSINESS SEGMENT INFORMATION

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

The following financial information relating to the Company's business segments:

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

	Three Months Ended
	March 31,
	2011	2010
Net sales by geographic areas:
United States	$148,637	$172,163
Germany	1,128,541	936,507
Russia	4,402,675	263,230
	$5,679,853	$1,371,900
Net sales by industry segment:
Construction	$5,470,683	$991,440
Retail	53,290	64,563
Consulting	46,292	52,667
Electronic components	109,588	263,230
	$5,679,853	$1,371,900
Income (loss) from operations:
Construction	$711,120	$32,355
Retail	(4,870)	6,240
Consulting	(179,132)	10,418
Electronic components	(4,950)	38,636
	$522,168	$87,649

	March 31, 2011	December 31, 2010
Total Assets:
United States	$1,655,602	$1,497,455
Germany	1,521,873	$1,284,810
Russia	225,820,938	223,153,159
	$228,998,413	$225,935,424
Total Assets:
Construction	$226,319,410	$223,361,298
Retail	998,529	1,010,673
Consulting	458,120	397,244
Electronic components	1,222,354	1,166,209
	$228,998,413	$225,935,424

Construction

The Company’s construction companies serve a diverse range of residential and commercial clients in the United States, Germany and Russia. Acting as a general contractor, infrastructure services, commercial and residential construction remodeling services and construction logistics services.

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Retail

The Company’s retail companies serve a diverse range of residential and commercial clients worldwide in the fine art industry.

Business Consulting Services

The Company’s business consulting companies provide operational consulting and staffing services to a diverse range of commercial clients worldwide.

Electronic Components

The Company’s electronic component distribution companies serve a diverse range of residential and commercial clients in Russia and worldwide.

17.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under ASC 718, "Compensation-Stock Compensation" ("ASC 718").  The compensation cost of the portion of the awards is based on the grant date fair-value of these awards as calculated for either recognition or pro forma disclosure under ASC 718.

For the three months ended March 31, 2011 and 2010, the Company issued 3,429 and -0- shares and recorded compensation expense of $25,032 and $-0-, respectively.

18.	COMMITMENTS AND CONTINGENCIES

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

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

19.	SUBSEQUENT EVENTS

On March 22, 2011, we signed a letter of intent to acquire SibTechService-N, which was founded in 2006 and is located in Novosibirsk, Russia. STS-N currently performs general construction for commercial energy projects and municipality infrastructure such as roads and airport runways.  The main customers of STS-N include the government administrations of Novosibirsk and the surrounding cities. Commercial customers include the Tolmachevo Airport.

In April 2011, the mortgage secured by a building owned by one the Company’s subsidiaries was refinanced and the remaining mortgage agreement in the amount of $195,041 (plus outstanding taxes) was paid off. The new mortgage amount is $475,000 and bears interest at 12% per annum, payable monthly in the amount of $4,750 until May 1, 2016 when the full principal and any remaining interest shall be due.

On April 26, 2011, the Company signed a letter of intent to acquire 48% of the outstanding membership interests of Banyan LLC, a Florida limited liability company, for 11, 928,000 shares of our common stock.  Banyan LLC is involved in commercial/residential real estate, development and property management in the South Florida market. The closing of this transaction is subject to execution of definitive agreements by the parties; the closing of a Department of Housing and Urban Development financing for a property under development by Banyan LLC is a condition subsequent to the closing of the transaction.

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

Allowance for Doubtful Accounts

The principal accounting policy potentially subject to change as a result of our business operations is that relating to the treatment of our receivables and the related allowance for doubtful accounts that would be shown on our balance sheet. Our allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and in the electronic component distribution industry in Europe, and the financial ability of our customers. The Company believes that no allowance for doubtful accounts is necessary at March 31, 2011 and December 31, 2010 for the U.S. construction subsidiaries. For other subsidiaries, allowances for doubtful accounts have been provided. In the future we will continue to evaluate provisions for allowances for doubtful accounts depending on the financial strength of the customers that owe us payments, as well as our estimate of economic conditions generally in the areas where we operate.

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

The Company determined no impairment existed as of March 31, 2011.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on the financial statements.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

Revenues

Revenues for the three months ended March 31, 2011 were $5.7 million as compared to $1.4 million for the three months ended March 31, 2010 representing an increase of approximately $4.3 million. The Company attributes the increase primarily to the acquisition of several additional companies in July 2010. The Company's Russian construction operations were responsible for most of the increase in revenues.

Cost of Sales

Cost of sales increased approximately $3.5 million from $1.0 million for the three months ended March 31, 2010 to $4.5 million for the three months ended March 31, 2011. The Company attributes the increase primarily to the acquisition of several additional construction companies in July 2010 and the related revenue increases.

General and Administrative Expenses

General and administrative expenses increased approximately $353,226 to $695,025 for the three months ended March 31, 2011 as compared to $341,799 for the three months ended March 31, 2010. The Company attributes the increase primarily to an increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission and as a result of the acquisition of several additional companies in July 2010 offset, in part, by lower operating expenses.

Other Income

Other income increased to $32,147 for the three months ended March 31, 2011 compared to $819 for the three months ended March 31, 2010. The Company attributes the increase primarily to interest earned on excess funds and outside income earned by one of the Company's German subsidiaries.

Interest Expense

Interest expense increased to $264,894 for the three months ended March 31, 2011 compared to $6,151 for the three months ended March 31, 2010. The Company attributes the increase primarily to funds borrowed in the Company's Russian construction operations in connection with the 423,000 sq. ft. spa currently being constructed in Kazan, Russia.

Net Earnings

Net Earnings for the three months ended March 31, 2011, increased approximately $141,104 to $196,230 as compared with a net earnings of $55,126 for the three months ended March 31, 2010. The Company attributes the net earnings in 2011 primarily to the acquisition of several additional companies in July 2010. The Company's Russian construction operations contributed the majority of the net earnings in 2011.

Liquidity and Capital Resources

As of March 31, 2011, the Company has a working capital surplus of $12.9 million and stockholders' equity of $203.6 million. The Company finances its activities presently through operations, related party loans and loans from third parties.

The Company has no current commitments for capital expenditures; however, in the normal course of business the Company's construction operations have entered a number of construction contracts with its subcontractors for projects in 2011. The Company's subsidiaries are self-sustaining financially, and the Company's current resources are adequate to meet its current commitments. The current and available capital resources are sufficient to fund planned operations for the next 12 months, and current commitments for expenditures will be satisfied out of operating cash flow of our subsidiaries but also be supplemented by related party loans. The Company expects to reduce its short-term debt obligations in its KNHI subsidiary from the cash flow generated from the completion of its spa project during the second quarter of 2011. The Company plans to raise additional capital, however, to expand the infrastructure construction capabilities of recently acquired construction subsidiaries, Technostroy and KNHI and also to develop a portion of the 8.56 sq. miles of land in Kazan, Russia owned by the Company. The Company believes that raising external capital for these construction subsidiaries may be difficult in the current environment in Europe, and that the Company risks not being able to raise additional external capital for these subsidiaries.

The Company has written related party loan agreements with the Company's Chief Executive Officer and Chairman of the Board these advances are interest free and due on demand. As of March 31, 2011, the amount due related parties is approximately $509,000.

In January 2011, a mortgage secured by a building owned by one the Company’s subsidiaries was modified and the principal balance of $162,217 and outstanding accrued interest of $32,825 were converted to a mortgage agreement in the amount of $195,041. In April 2011, the mortgage secured by a building owned by one the Company’s subsidiaries was refinanced and the remaining mortgage agreement in the amount of $195,041 (plus outstanding taxes) was paid off. The new mortgage amount is $475,000 and bears interest at 12% per annum, payable monthly in the amount of $4,750 until May 1, 2016 when the full principal and any remaining interest shall be due.

Cash and cash equivalents increased approximately $0.4 million during the three months ended March 31, 2011. The increase is primarily attributable to cash provided by operating activities of approximately $0.9 million offset, in part, by cash used in financing activities of approximately $0.6 million, principally the payment of long-term debt.

Accounts receivable increased by approximately $3.7 million to approximately $15.3 million during the three months ended March 31, 2011 primarily due to the increase in revenue from the Company's Russian construction operations. Inventories decreased by approximately $0.9 million to approximately $13.7 million during the three months ended March 31, 2011 primarily due to the construction costs related to the Company's spa construction project. Accounts payable and accrued expenses increased by approximately $1.2 million during the three months ended March 31, 2011 primarily due to costs incurred at the Company's spa project. Substantially all of these accounts payable will be paid in full upon completion of the spa project during the second quarter of 2011. Customer advances increased by approximately $280,000 during the three months ended March 31, 2011 to approximately $616,000 primarily due to an increase in activity during the period. Long-term debt increased approximately $0.6 million to $18.6 million primarily due to the translation of Rubles to $US that increased the amount of long-term debt, offset by payments during the period of approximately $0.6 million.

Property and equipment decreased by approximately $187,000 from December 31, 2010 primarily reflecting acquisitions of equipment of $77,000 offset by depreciation expense of approximately $256,000.

Trend Analysis by Industry Segment

Construction

Sales and capital expenditures increases for the three months ended March 31, 2011 reflect the acquisitions of Technostroy and KNHI.

Net sales for the three months ended March 31, 2011 were $5.5 million as compared to $1.0 for the three months ended March 31, 2010 representing an increase of approximately $4.5 million, principally a result of the acquisitions of Technostroy and KNHI. The Company also attributes the increase to an upturn in the U.S. housing and European markets during 2011 and the operations of the Company's Russian operations. The Company expects revenues of our construction subsidiaries to increase during the second quarter of 2011 as the Company’s spa project is completed.

Net income from operations increased to $711,000, as compared to $32,000 for the three months ended March 31, 2010. The Company attributes the increase in income from operations primarily to the earnings from the Company's Russian construction operations acquired during July 2010. The Company expects net income from operations to increase during the second quarter of 2011 as the spa project in Russia is finalized. The approximate backlog of our construction subsidiaries as of March 31, 2011, was $56.8 million.

During 2010 and continuing into 2011, the residential real estate and home construction markets worldwide for both new construction and remodeling markets were affected by the global financial crisis, for a period of time most clients could not get bank loans for new home construction. Additionally, due to the significant decrease in existing home values and more restrictive bank lending standards, many clients could not get any bank funding for mortgage refinancing or equity loans to remodel their existing homes.

The residential conditions have improved in some international markets during the latter part of 2010 and into 2011, and the home construction operations in Europe have started to become profitable. The Company expects conditions will continue to improve and be favorable in 2011 and the Company’s construction segment to be more profitable.

Electronic Component Distribution

Net sales for the three months ended March 31, 2011 were $110,000 as compared to $263,000 for the three months ended March 31, 2010 representing a 58% decrease of approximately $153,000. The Company attributes the decrease primarily to decreases in demand of electronic components during 2010 and 2011. The Company expects revenues to increase for the remainder of 2011.

Net loss from operations for the three months ended March 31, 2011 was approximately $5,000 as compared to income from operations of approximately $39,000 for the three months ended March 31, 2010 representing a decrease of approximately $44,000. The decrease in income from operations in 2011 was attributable to a decrease in demand for electronic components in Russia during the first quarter of 2011. The Company expects the electronic components subsidiaries in Russia to return to profitability in the latter part of 2011.

Consulting

Net sales for the three months ended March 31, 2011 were $46,000 as compared to $53,000 for the three months ended March 31, 2010. The Company attributes the decrease primarily to the fact that the economy was slow to rebound in 2010 and 2011. A large contract was signed in 2011 for Xerxis, which increased Xerxis’ overall territory, and the results of which should start to be reflected in the second quarter. Liberalization of EU labor legislation involving removal of restrictions on right to work in other EU countries was also effective April 30, 2011, which will facilitate the movement of labor. These two factors should also generate advertising cost reductions for Xerxis.

Net loss from operations was approximately $179,000 for the three months ended March 31, 2011, as compared to income from operations of approximately $10,000 for the three months ended March 31, 2010. The loss from operations in 2011 is primarily attributable to an increase in overhead expenses. The Company expects 2011 consulting income to increase from prior three months levels but the Company may also experience increases in overhead levels.

Retail

Net sales for the three months ended March 31, 2011 were $53,000 as compared to $65,000 for the three months ended March 31, 2010 representing a slight decrease. The Company attributes the decrease primarily to the lack of new inventory and an overall weak retail market. The Company has selected new vendors and ordered a wider variety of inventory which will arrive in the third quarter of 2011. The Company expects a very strong fourth quarter due to improved holiday sales and a large number of international buyers buying real estate and needing to decorate these newly purchased homes. The Company expects the retail markets to improve by the fourth quarter of 2011.

Net loss from operations was approximately $5,000 for the three months ended March 31, 2011, as compared with a net income from operations of $6,000 for the three months ended March 31, 2010. The Company expects the retail market to improve during 2011.

Capital Expenditures

Capital expenditures for the Company during the three months ended March 31, 2011 were approximately $77,000. The expenditures primarily consisted of machinery and equipment purchased in our Russian construction operations. Capital expenditures throughout 2011 will be made as needed but the Company does not expect the cash outflow will have a major impact on the Company's cash flow during 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were not effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report. In their evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

Management concluded in this evaluation that as of March 31, 2011, our disclosure controls and procedures were effective due to the following material weaknesses. The books and records of the Company’s European subsidiaries are not kept on a GAAP basis, but are translated to statements on a GAAP basis by outside accounting personnel and firms. In addition, management of the Company’s European subsidiaries are not experienced in identifying relevant financial reporting issues and the proper accounting therefor on a GAAP basis. The Company’s international operations have outside accounting personnel in place with substantial knowledge of GAAP and international accounting standards, and these accounting personnel perform the function of the translation of the financial statements of the Company’s European subsidiaries to statements presented on a GAAP basis. Management concluded that the combination of the factors that the European subsidiaries’ financial statements are not kept on a GAAP basis and the lack of experience of their management in identifying relevant GAAP financial reporting issues and the proper accounting therefor constitute a weakness in the Company’s disclosure controls and procedures as of March 31, 2011.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of March 31, 2011, fairly present in all material respects our financial condition and results of operations.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
February 5, 2011
Company sold 2,500 shares of its common stock and received proceeds of $10,000. In connection with the sale of the common shares, the Company issued warrants to purchase 10,000 common shares at an exercise price of $7 per share.
	Private Investor	N/A	$4.00 per share / N/A

(1) The issuances to consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, Regulation S or Rule 701 promulgated by the SEC under the Securities Act.

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

Dated: May 16, 2011

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