Form 10-Q
period 2011-06-30
DIVERSIFIED GLOBAL HOLDINGS GROUP INC.
filed 2011-08-24
CIK 1451775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                                                                                     _____________ to _______________

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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, was 99,328,730 as of August 23, 2011.

Diversified Global Holdings Group, Inc.

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2011
	and December 31, 2010 (Unaudited)	2

	Consolidated Statements of Operations for the
	Six and ThreeMonths Ended June 30, 2011 and 2010 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity for the Period Ended June 30, 2011 (Unaudited)	4

	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	5

	Notes to Unaudited Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	32

Signatures		33

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

The results of operations for the six and three months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$2,964,526	$2,256,021
Accounts receivable-net of allowance of $23,000 and $39,000, respectively	17,535,733	11,639,051
Notes receivable - related parties	13,660	24,333
Inventories	13,672,868	14,555,927
Other current assets	1,404,830	1,087,898

Total Current Assets	35,591,617	29,563,230

Property and equipment-net	186,577,695	187,034,900
Goodwill	9,109,253	9,109,253
Investments	9,542,400	-
Other assets	176,188	228,071

Total Assets	$240,997,153	$225,935,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$13,383,167	$12,877,335
Convertible notes payable - net of discount	62,167	-
Accounts payable and accrued expenses	5,426,765	3,229,971
Customer advances	601,998	336,263
Advances from related parties	446,153	439,671
Deferred revenue	-	45,871
Income taxes payable	1,348,520	1,070,576

Total Current Liabilities	21,268,770	17,999,687

Long-term Liabilities:
Long-term debt-less current portion above	5,690,166	5,029,593
Advances from related parties	-	36,783
Total Long-term Liabilities	5,690,166	5,066,376

Total Liabilities	26,958,936	23,066,063

Commitments & Contingencies	-	-

Stockholders' Equity:
Common Stock, $.001 par value; authorized 500,000,000 shares:
99,328,550 and 87,294,801 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	99,328	87,294
Additional paid-in capital	207,423,775	197,658,877
Retained earnings	5,393,018	4,680,761
Deposit on sale of warrant and preferred stock	50,000	-
Accumulated other comprehensive income	1,072,096	442,459

Total Stockholders' Equity	214,038,217	202,869,391

Total Liabilities and
Stockholders' Equity	$240,997,153	$225,935,454

See notes to unaudited consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales:
Revenue (net of return and allowances)	$9,931,841	$2,895,209	$4,251,988	$1,523,309

Cost and expenses:
Cost of sales	6,958,853	1,912,254	2,496,193	969,802
General and administrative	1,501,932	735,910	806,907	394,111
	8,460,785	2,648,164	3,303,100	1,363,913

Income from operations	1,471,056	247,045	948,888	159,396

Other income (expense):
Other income	40,417	10,809	8,270	801
Interest expense	(488,658)	(11,218)	(223,764)	(5,067)
	(448,241)	(409)	(215,494)	(4,266)

Earnings before provision for income taxes	1,022,815	246,636	733,394	155,130

Provision for income taxes	310,558	50,269	217,367	23,078

Net earnings	$712,257	$196,367	$516,027	$132,052

Earnings per common share - basic	$0.01	$0.00	$0.01	$0.00

Weighted average number of common shares
outstanding - basic	90,355,899	93,638,511	93,380,818	93,638,511

Earnings per common share - diluted	$0.01	$0.00	$0.01	$0.00

Weighted average number of common shares
outstanding - diluted	90,455,899	93,638,511	93,480,818	93,638,511

See notes to unaudited consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Retained	Accumulated	Deposit on Sale
	Common Stock		Paid-in	Earnings	Other Comprehensive	of Warrant and	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Preferred Stock	Income (Loss)	Total

Balance, January 1, 2010	93,638,511	$93,638	$1,716,579	$(97,668)	$(42,182)	$-		$1,670,367

Common shares returned to treasury	(39,000,000)	(39,000)	39,000

Issuance of common shares for acquisitions	32,630,159	32,630	195,748,325					195,780,955

Sale of common stock	26,131	26	131,573					131,599

Allocation of warrants in connection with
sale of common stock			23,400					23,400

Foreign currency adjustment					484,641		$484,641	484,641

Net income				4,778,429			4,778,429	4,778,429

Comprehensive income							$5,263,070

Balance, December 31, 2010	87,294,801	87,294	197,658,877	4,680,761	442,459	-		202,869,391

Common stock issued for services	103,249	103	177,929					178,032

Sale of common stock	2,500	3	3,197					3,200

Acquisition of Banyan Development, LLC	11,928,000	11,928	9,530,472					9,542,400

Allocation of warrants in connection with
sale of common stock			6,800					6,800

Beneficial conversion in connection with
convertible debt			46,500					46,500

Deposit on common stock sale						50,000		50,000

Foreign currency adjustment			-		629,637		$629,637	629,637

Net income				712,257			712,257	712,257

Comprehensive income							$1,341,894

Balance, June 30, 2011	99,328,550	$99,328	$207,423,775	$5,393,018	$1,072,096	$50,000		$214,038,217

See notes to unaudited consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$712,257	$196,367
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	568,068	47,290
Stock-based compensation	39,032	-
Amortization of discounted note	5,167	-
Changes in operating assets and liabilities	(490,358)	(220,094)

Net cash provided by operating activities	834,166	23,563

Cash flows from investing activities:
Repayments on note receivable	10,673	(10,947)
Purchase of property and equipment	(110,683)	(85,990)

Net cash used in investing activities	(100,010)	(96,937)

Cash flows from financing activities:
Payments on debt	(812,353)	(27,392)
Proceeds from loans	578,500	26,765
Proceeds from advances from related parties	36,208	69,062
Repayments to related parties	(66,509)	(22,304)
Proceeds from sale of common stock	10,000	-
Deposits on sale of common stock	50,000	-

Net cash provided by (used in) financing activities	(204,154)	46,131

Effect of exchange rate changes on cash	178,503	(18,540)

Net increase (decrease) in cash and cash equivalents	708,505	(45,783)

Cash and cash equivalents-beginning of period	2,256,021	320,345

Cash and cash equivalents-end of period	$2,964,526	$274,562

See notes to unaudited consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	For the Six Months Ended
	June 30,
	2011	2010
Supplementary Information:
Cash paid during the year for:
Interest	$208,497	$14,292
Income taxes	$99,566	$25,892
Stock-based compensation	$178,032	$-

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	$1,483,059	$(106,152)
(Increase) decrease in inventory	(5,296,682)	2,446
(Increase) in other current assets	122,068	97,597
(Increase) decrease in other assets	51,883	(22,192)
Increase (decrease) in accounts payable and accrued expenses	2,651,506	(12,320)
Increase (decrease) in customer advances	265,735	(201,183)
Increase (decrease) in deferred revenue	(45,871)	(2,667)
Increase (decrease) in income tax payable	277,944	24,377

	$(490,358)	$(220,094)

See notes to unaudited consolidated financial statements

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2011 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by Diversified Global Holdings, Inc. and Subsidiaries and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2010 were derived from audited financial statements.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the six months ended June 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.             EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. Potential common shares include outstanding common stock purchase warrants and convertible notes convertible into common stock. For the six months ended June 30, 2011 and 2010, there were 120,000 and -0- potential common shares outstanding, respectively.

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

The following unaudited pro forma summary of results of operations assume KNHI, Technostroy and Xerxis had been acquired as of January 1, 2010:

Six Months Ended
June 30,
2010
Net revenue	$12,978,741
Net earnings	1,362,293
Earnings per share - diluted	0.02

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

		Assets at Fair Value Using

June 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$2,964,526	$2,964,526	$-	$-
Investments	9,542,400	-	-	9,542,400
	$12,506,926	$2,964,526	$-	$9,542,400
December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$2,256,021	$2,256,021	$-	$-

There were no financial assets accounted for at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2011.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or at various dates and in the case of goodwill, on at least an annual basis. As of June 30, 2011, there was no impairment to goodwill. The Company's interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date. There were no triggering events that occurred during the six months ended June 30, 2011 that would warrant interim impairment testing.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition. Effective January 1, 2009, acquisition related costs will be recognized separately from the acquisition in accordance with ASC 805, "Business Combinations".

The changes in the carrying value of goodwill for the six months ended June 30, 2011 is as follows:

Total

Balance, December 31, 2010	$9,109,253

Adjustments	-

Balance, June 30, 2011	$9,109,253

6.	PROPERTY and EQUIPMENT

Property, plant and equipment consist of furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.

	June 30,	December 31,
	2011	2010

Machinery & equipment	$1,228,492	$1,284,550
Vehicles	1,125,621	1,014,758
Buildings and building improvements	1,275,657	1,275,657
Land	184,013,337	184,013,337
	187,643,107	187,588,302
Less: accumulated depreciation	1,065,412	553,402
	$186,577,695	$187,034,900

The land was contributed by the previous owner of KNHI in June 2010. The fair value of the property as of the date of the contributions was approximately $184 million. The land is recorded at cost and was determined by management based upon appraisal value at the acquisition date as determined by an independent appraiser and a separate projection of the present value of future cash flows by management. No impairment existed as of June 30, 2011.

During the year ended December 31, 2010, the Company's Chairman of the Board and its Chief Executive Officer contributed furniture and fixtures to its present headquarters in Orlando, Florida in the amount of approximately $170,000. See Note Related Party Transactions, for further details.

Depreciation expense for the six months ended June 30, 2011 and 2010 was $568,068 and $47,290, respectively.

7.             NOTES RECEIVABLE - RELATED PARTIES

In connection with the acquisition of Kuhn, the Company has a receivable from a shareholder as of June 30, 2011 and December 31, 2010 in the amount of $133,660 and $149,603, respectively. Under the terms of the note, the note bears interest at 5% per annum and the shareholder is required to make monthly payments in the amount of approximately $2,400 per month commencing January 1, 2011. The note is due on December 31, 2017. During the six months ended June 30, 2011, the Company received payments of $15,943. The long-term balance of approximately $120,000 at June 30, 2011 and $125,000 at December 31, 2010, respectively, is included in other assets in the Company's consolidated balance sheet. Interest income for the six months ended June 30, 2011 and 2010 was $2,049 and $1,620, respectively.

8.	INVENTORIES

As of June 30, 2011 and December 31, 2010, inventory consists of the following:

	June 30,	December 31,
	2011	2010
Finished goods	$134,161	$281,199
Work in progress	20,865	91,984
Raw materials	5,000,297	2,863,573
Advance deposits	8,322,403	11,319,171
	$13,477,726	$14,555,927

The Company prepays various suppliers for inventory. The deposits paid in advance are included as a component of the Company's inventory.

9.	OTHER CURRENT ASSETS

Other current assets in the amount of $1,404,830 and $1,087,898 at June 30, 2011 and December 31, 2010, respectively, consists primarily of short-term loans given to third parties. Most of these third parties are subcontractors who are providing services for the Company for their foreign subsidiaries. The loans are all due within 12 months and are interest-free.

10.           INVESTMENTS

On May 16, 2011, the Company acquired 48% of the outstanding limited liability company interests in Banyan Development LLC ("Banyan"). The purchase price consisted of 11,928,000 shares of the Company's common stock with a fair value of $9,542,400. The shares of common stock the Company issued, and the limited liability company interests the Company received in exchange at the closing are subject to the terms of an escrow agreement providing for the release of such shares and limited liability company interests upon closing of the Department of Housing and Urban Development ("HUD") financing for Banyan's planned assisted living facility. If such financing does not close within one year of May 16, 2011, the agreement will terminate, subject to an extension by mutual agreement of the parties or substitution of replacement assisted living facility with HUD financing in place by Banyan management that is acceptable to the Company's Board of Directors.  The balance sheet of Banyan is as follows:

June 30, 2011
Assets	$2,742,140

Liabilities	$3,038,276
Members' deficiency	(296,136)
Total Liabilities and Members'
Deficiency	$2,742,140

For the period May 16, 2011 through June 30, 2011, the Company recorded a break-even from operations.  Losses are limited to the Company's investment in Banyan as the Company has no obligation to fund additional investments.  The balance of the Company's investment in Banyan at June 30, 2011 is as follows:

Balance - May 16, 2011	$-

Investment in Banyan	9,542,400

Earnings (loss) for the period
May 16, 2011 through June 30, 2011	-

Balance - June 30, 2011	$9,542,400

11.	DEBT
Long-term debt consists of the following:

	December 31,
	June 30,	December 31,
	2011	2010
Mortgage payable, interest @ 10% per annum, monthly interest only payment	$-	$162,217
of $1,138, due December 2012, collaterized
by a building. The mortgage was paid in full April 2011.

Mortgage payable, interest @ 12% per annum payable monthly, due April 2016,	475,000	-
collateralized by a building and parent company corporate guarantee.

Automobile loans, interest @ 0-5.9% per annum, monthly payments	12,214	29,744
of $2,028 due December 2013

Loan payable, interest @ 15% per annum, due November 2011, collateralized	10,359	9,844
by inventory of the Company's Fregat subsidiary

Note payable to Investment and Consulting Ltd, interest free, due May 2020	984,910	918,729

Note payable to Ak Bars Metall, interest free, due December 2011	4,097,132	3,609,291

Note payble to Ak Bars Development, interest @ 10.1% per annum, due October 2012	4,221,042	3,937,408

Notes payable to Ak Bars Development, interest @ Bank of Russia rate plus 1%
(3.2% at June 30, 2011) - 10.1%, due December 31, 2011	9,203,199	9,174,887

Note payable to Belochay combinat, interest @ 12% per annum
due September 30, 2011	69,477	64,808
	19,073,333	17,906,928
Less current portion	13,383,167	12,877,335
	$5,690,166	$5,029,593

The following table shows the maturities by year of the total amount of long-term debt as of June 30, 2011:

Year Ending December 31,
2011	$13,383,167
2012	4,227,788
2013	2,468
2014	-
2015	-
thereafter	1,459,910
$19,073,333

Interest expense on long-term debt for the six months ended June 30, 2011 and 2010 was $480,449 and $9,345, respectively.

12.	CONVERTIBLE NOTE PAYABLE

On June 17, 2011, the Company sold an 8% convertible promissory note ("Note") in the aggregate principal amount of $103,500.  The note is convertible into shares of the Company's common stock at a conversion price representing a 39% discount from the market price of our common stock.  The note is convertible after 180 days from the date of issuance of the note through March 16, 2012 (the "Maturity Date").

The convertible note was issued in accordance with ASC 470-20-30, "Debt with Conversion and Other Options". The Company calculated the value of the beneficial conversion feature embedded in the convertible note. When debt is issued which is convertible into common stock at a discount from the common market price at the date the debt is issued, a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion is recognized.  The beneficial conversion feature in the amount of $46,500 is presented at a discount to the related debt, with an offsetting amount increasing additional paid-in capital.  The beneficial conversion feature is amortized over the life of the debt. For the six months ended June 30, 2011, the Company recorded $5,167 of amortization expense on the discounted note.

Convertible debt as of June 30, 2011:

Note payable	$103,500
Discount on note payable
net of amortization	(41,333)
62,167
Less: Current portion	(62,167)
$-

13.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2011	2010
Accounts payable	$3,278,580	$2,108,221
Professional fees	7,410	6,891
Salaries	142,139	63,429
Taxes payable	830,978	201,060
Warranty	18,505	17,041
Interest	968,135	687,974
Other	181,018	145,355
	$5,426,765	$3,229,971

14.          STOCKHOLDERS' EQUITY

Common Stock

In September, 2010, the shareholders of the Company voted to increase the authorized shares from 100,000,000 to 500,000,000 shares at $.001 par value, of which 87,300,730 shares are outstanding as of June 30, 2011.

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

During the six months ended June 30, 2011, the Company sold 2,500 shares of its common stock and received proceeds of $10,000. In connection with the sale of the common shares, the proceeds included warrants to purchase 10,000 common shares at an exercise price of $7 per share. The Company allocated $6,800 to the fair value of the warrants using a Black Scholes valuation model.

15.           WARRANTS

During 2011, the Company issued detachable warrants to purchase shares of the Company's common stock in connection with the sale of its common stock. The warrants are attached to the sale issuance and $6,800 has been allocated to the fair value of the warrants. The warrants are exercisable at $7.00 per share for a period of three years.

Information regarding the Company's warrants for the six months ended June 30, 2011 is as follows:

				Agrregate
		Weighted Average	Average Remaining	Intrinsic
Warrants	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2011	10,000	$7.00

Exercised	-	-

Granted	10,000	7.00

Cancelled	-	-

Outstanding at June 30, 2011	20,000	7.00	2.7 Years	$-

Exercisable at June 30, 2011	20,000	$7.00	2.7 Years	$-

16.           INCOME TAXES

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

17.           RELATED PARTY TRANSACTIONS

a)
The Chairman of the Board and the Chief Executive Officer of the Company advanced the Company $36,208 during the six months ended June 30, 2011 and $148,167 during the year ended December 31, 2010. During the year ended December 31, 2010, the two executives contributed furniture and fixtures with a fair value of $170,242. The contributed property was recoded as an advance. The advances are interest free and are due on demand. No payments have been made against the advances and contributions and the amount due the related parties are $384,342 and $348,134 at June 30, 2011 and December 31, 2010, respectively.

b)
In connection with the contribution of a building to the Company by a shareholder, the Company is obligated to reimburse the shareholder for payments made by the shareholder in connection with the building. The note to the shareholder bears interest of 5% per annum and is due upon demand. During the six months ended June 30, 2011, the Company repaid $58,246 to the shareholder. As of June 30, 2011 and December 31, 2010, the amount due the shareholder was $14,247 and $72,493, respectively. Interest expense for the six months ended June 30, 2011 and 2010 was $876 and $1,873, respectively.

c)
During the year ended December 31, 2010, a subsidiary of the Company borrowed $33,361 from a shareholder of the Company. The loan bears interest of three percent (3%) per annum and the principal sum and all accrued interest is due January 2012. For the six months ended June 30, 2011 and 2010, interest expense amounted to $2,166 and $-0-, respectively. As of June 30, 2011, the amount due the related party was $27,083.

d)	During the year ended December 31, 2010, a subsidiary of the Company borrowed $20,481 from a shareholder of the Company. The advance is interest free and due upon demand.

18.           BUSINESS SEGMENT INFORMATION

FASB ASC 280-10-50-22 "Segment Reporting" ("ASC 280-10-50-22"), established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management. The Company is organized by geographical area and industry segment.

The following financial information relating to the Company's business segments:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales by geographic areas:
United States	$320,759	$511,701	$172,122	$339,538
Germany	2,448,313	1,905,704	1,319,772	969,197
Russia	7,162,769	477,804	2,760,094	214,574
	$9,931,841	$2,895,209	$4,251,988	$1,523,309
Net sales by industry segment:
Construction	$9,469,978	$2,206,259	$3,999,295	$1,214,819
Retail	90,616	108,479	37,326	43,916
Consulting	103,087	102,667	56,795	50,000
Electronic components	268,160	477,804	158,572	214,574
	$9,931,841	$2,895,209	$4,251,988	$1,523,309
Income (loss) from operations:
Construction	$1,986,070	$188,063	$1,274,950	$155,708
Retail	(34,833)	15,435	(29,963)	9,195
Consulting	(461,590)	(5,476)	(282,458)	(15,894)
Electronic components	(18,591)	49,023	(13,641)	10,387
	$1,471,056	$247,045	$948,888	$159,396

	June 30, 2011	December 31, 2010
Total Assets:
United States	$13,461,724	$1,497,455
Germany	1,561,406	$1,284,810
Russia	225,974,023	223,153,159
	$240,997,153	$225,935,424
Total Assets:
Construction	$238,084,293	$223,361,298
Retail	1,170,919	1,010,673
Consulting	532,918	397,244
Electronic components	1,209,023	1,166,209
	$240,997,153	$225,935,424

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

Business Consulting Services

The Company’s business consulting companies provide operational consulting and staffing services to a diverse range of commercial clients worldwide.

Electronic Components

The Company’s electronic component distribution companies serve a diverse range of residential and commercial clients in Russia and worldwide.

19.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under ASC 718, "Compensation-Stock Compensation" ("ASC 718").  The compensation cost of the portion of the awards is based on the grant date fair-value of these awards as calculated for either recognition or pro forma disclosure under ASC 718.

For the six months ended June 30, 2011 and 2010, the Company issued 103,249 and -0- shares and recorded compensation expense of $178,032 and $-0-, respectively.  As of June 30, 2011, approximately $139,000 of the compensation expense is included in other current assets.

20.	COMMITMENTS AND CONTINGENCIES

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

21.	SUBSEQUENT EVENTS

On July 1, 2011, the Company signed an agreement to acquire SibTechService-N ("STS-N"), which was founded in 2006 and is located in Novosibirsk, Russia. STS-N currently performs general construction for commercial energy projects and municipality infrastructure such as roads and airport runways.  Pursuant to the acquisition agreement for STS-N, the Company agreed, subject to closing conditions, to issue 1,379,422 shares of common stock to acquire this company.

On July 6, 2011, the Company signed an agreement to acquire Miralab LLC and, subject to closing conditions in the acquisition agreement, agreed to issue 470,768 shares of common stock to acquire this company. Miralab was founded in 2008 under the name Promium.ru and is a leading search engine optimization (SEO) company headquartered in Moscow.

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

Note 1 to our audited Financial Statements for the year ended December 31, 2010 included in our report on Form 10-K discusses the most significant policies we apply, or intend to apply, in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America.

Allowance for Doubtful Accounts

The principal accounting policy potentially subject to change as a result of our business operations is that relating to the treatment of our receivables and the related allowance for doubtful accounts that would be shown on our balance sheet. Our allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and in the electronic component distribution industry in Europe, and the financial ability of our customers. The Company believes that no allowance for doubtful accounts is necessary at June 30, 2011 and December 31, 2010 for the U.S. construction subsidiaries. For other subsidiaries, allowances for doubtful accounts have been provided. In the future we will continue to evaluate provisions for allowances for doubtful accounts depending on the financial strength of the customers that owe us payments, as well as our estimate of economic conditions generally in the areas where we operate.

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

The Company determined no impairment existed as of June 30, 2011.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the six months ended June 30, 2011, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on the financial statements.

Results of Operations

SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Revenues

Revenues for the six months ended June 30, 2011 were $9.9 million as compared to $2.8 million for the six months ended June 30, 2010 representing an increase of approximately $7.1 million. The Company attributes the increase primarily to the acquisition of several additional companies in July 2010. The Company's Russian construction operations were responsible for most of the increase in revenues.

Cost of Sales

Cost of sales increased approximately $5.0 million from $1.9 million for the six months ended June 30, 2010 to $6.9 million for the six months ended June 30, 2011. The Company attributes the increase primarily to the acquisition of several additional construction companies in July 2010 and the related revenue increases.

General and Administrative Expenses

General and administrative expenses increased by approximately $766,022 to $1,501,932 for the six months ended June 30, 2011 as compared to $735,910 for the six months ended June 30, 2010. The Company attributes the increase primarily to an increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission and as a result of the acquisition of several additional companies in July 2010 offset, in part, by lower operating expenses.

Other Income

Other income increased to $4,417 for the six months ended June 30, 2011 compared to $10,809 for the six months ended June 30, 2010. The Company attributes the increase primarily to interest earned on excess funds and outside income earned by one of the Company's German subsidiaries.

Interest Expense

Interest expense increased to $488,658 for the six months ended June 30, 2011 compared to $11,218 for the six months ended June 30, 2010. The Company attributes the increase primarily to funds borrowed in the Company's Russian construction operations in connection with the 423,000 sq. ft. spa currently being constructed in Kazan, Russia.

Net Earnings

Net Earnings for the six months ended June 30, 2011, increased approximately $515,890 to $712,257 as compared with a net earnings of $196,367 for the six months ended June 30, 2010. The Company attributes the net earnings in 2011 primarily to the acquisition of several additional companies in July 2010. The Company's Russian construction operations contributed the majority of the net earnings in 2011.

THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Revenues

Revenues for the three months ended June 30, 2011 were $4.2 million as compared to $1.5 million for the three months ended June 30, 2010 representing an increase of approximately $2.7 million. The Company attributes the increase primarily to the acquisition of several additional companies in July 2010. The Company's Russian construction operations were responsible for most of the increase in revenues.

Cost of Sales

Cost of sales increased approximately $1.4 million from $1.0 million for the three months ended June 30, 2010 to $2.4 million for the three months ended June 30, 2011. The Company attributes the increase primarily to the acquisition of several additional construction companies in July 2010 and the related revenue increases.

General and Administrative Expenses

General and administrative expenses increased approximately $412,796 to $806,907 the three months ended June 30, 2011 as compared to $394,111 for the three months ended June 30, 2010. The Company attributes the increase primarily to an increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission and as a result of the acquisition of several additional companies in July 2010 offset, in part, by lower operating expenses.

Other Income

Other income increased to $8,270 for the three months ended June 30, 2011 compared to $801 for the three months ended June 30, 2010. The Company attributes the increase primarily to interest earned on excess funds and outside income earned by one of the Company's German subsidiaries.

Interest Expense

Interest expense increased to $223,764 for the three months ended June 30, 2011 compared to $5,067 for the three months ended June 30, 2010. The Company attributes the increase primarily to funds borrowed in the Company's Russian construction operations in connection with the 423,000 sq. ft. spa currently being constructed in Kazan, Russia.

Net Earnings

Net Earnings for the three months ended June 30, 2011, increased approximately $383,975 to $516,027 as compared with a net earnings of $132,052 for the three months ended June 30, 2010. The Company attributes the net earnings in 2011 primarily to the acquisition of several additional companies in July 2010. The Company's Russian construction operations contributed the majority of the net earnings in 2011.

Liquidity and Capital Resources

As of June 30, 2011, the Company has a working capital surplus of approximately $14.3 million and stockholders' equity of approximately $214 million. The Company finances its activities presently through operations, related party loans and loans from third parties.

The Company has no current commitments for capital expenditures; however, in the normal course of business the Company's construction operations have entered a number of construction contracts with its subcontractors for projects in 2011. The Company's subsidiaries are self-sustaining financially, and the Company's current resources are adequate to meet its current commitments. The current and available capital resources are sufficient to fund planned operations for the next 12 months, and current commitments for expenditures will be satisfied out of operating cash flow of our subsidiaries but also be supplemented by related party loans. The Company expects to reduce its short-term debt obligations in its KNHI subsidiary from the cash flow generated from the completion of its spa project during the third quarter of 2011. The Company plans to raise additional capital, however, to expand the infrastructure construction capabilities of recently acquired construction subsidiaries, Technostroy and KNHI and also to develop a portion of the 8.56 sq. miles of land in Kazan, Russia owned by the Company. The Company believes that raising external capital for these construction subsidiaries may be difficult in the current environment in Europe, and that the Company risks not being able to raise additional external capital for these subsidiaries.

The Company has written related party loan agreements with the Company's Chief Executive Officer and Chairman of the Board these advances are interest free and due on demand. As of June 30, 2011, the amount due related parties is approximately $446,000.

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

Cash and cash equivalents increased approximately $0.7 million during the six months ended June 30, 2011. The increase is primarily attributable to cash provided by operating activities of approximately $0.8 million offset, in part, by cash used in financing activities of approximately $0.2 million, principally the payment of long-term debt.

Accounts receivable increased by approximately $5.9 million to approximately $17.5 million during the six months ended June 30, 2011 primarily due to the increase in revenue from the Company's Russian construction operations. Inventories decreased by approximately $0.9 million to approximately $13.7 million during the six months ended June 30, 2011 primarily due to the construction costs related to the Company's spa construction project. Accounts payable and accrued expenses increased by approximately $2.2 million during the six months ended June 30, 2011 primarily due to costs incurred at the Company's spa project. Substantially all of these accounts payable will be paid in full upon completion of the spa project during the third quarter of 2011. Customer advances increased by approximately $265,000 during the six months ended June 30, 2011 to approximately $602,000 primarily due to an increase in activity during the period. Long-term debt increased approximately $1.1 million to $19.1 million primarily due to the translation of Rubles to $US that increased the amount of long-term debt, offset by payments during the period of approximately $0.8 million.

Property and equipment decreased by approximately $457,000 from December 31, 2010 primarily reflecting acquisitions of equipment of approximately $110,000 offset by depreciation expense of approximately $568,000.

Trend Analysis by Industry Segment

Construction

Sales and capital expenditures increases for the six months ended June 30, 2011 reflect the acquisitions of Technostroy and KNHI.

Net sales for the six months ended June 30, 2011 were $9.4 million as compared to $2.2 for the six months ended June 30, 2010 representing an increase of approximately $7.2 million, principally a result of the acquisitions of Technostroy and KNHI. The Company also attributes the increase to an upturn in the U.S. housing and European markets during 2011 and the operations of the Company's Russian operations. The Company expects revenues of our construction subsidiaries to increase during the second quarter of 2011 as the Company’s spa project is completed.

Net income from operations increased to $1,986,070, as compared to $188,053 for the six months ended June 30, 2010. The Company attributes the increase in income from operations primarily to the earnings from the Company's Russian construction operations acquired during July 2010.

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

Electronic Component Distribution

Net sales for the six months ended June 30, 2011 were $268,160 as compared to $477,804 for the six months ended June 30, 2010 representing a decrease of approximately $209,000. The Company attributes the decrease primarily to decreases in demand of electronic components during 2010 and 2011. The Company expects revenues to remain stable for the remainder of 2011.

Net loss from operations for the six months ended June 30, 2011 was approximately $18,000 as compared to income from operations of approximately $49,000 for the six months ended June 30, 2010 representing a decrease of approximately $97,000. The decrease in income from operations in 2011 was attributable to a decrease in demand for electronic components in Russia during the first and second quarter of 2011. The Company expects the electronic components subsidiaries in Russia to return to profitability in the latter part of 2011.

Consulting

Net sales for the six months ended June 30, 2011 were approximately $103,000 as compared to approximately $102,000 for the six months ended June 30, 2010. A large contract was signed in 2011 for Xerxis, which increased Xerxis’ overall territory, and the results of which started to be reflected in the second quarter. Liberalization of EU labor legislation involving removal of restrictions on right to work in other EU countries was also effective April 30, 2011, which will facilitate the movement of labor. These two factors should also generate advertising cost reductions for Xerxis.

Net loss from operations was approximately $461,000 for the six months ended June 30, 2011, as compared to a loss from operations of approximately $5,000 for the six months ended June 30, 2010. The loss from operations in 2011 is primarily attributable to an increase in overhead expenses. The Company expects 2011 consulting income to increase from prior six months levels but the Company may also experience increases in overhead levels.

Retail

Net sales for the six months ended June 30, 2011 were approximately $90,000 as compared to $108,000 for the six months ended June 30, 2010 representing an approximate $18,000 decrease. The Company attributes the decrease primarily to the lack of new inventory and an overall weak retail market.  The Company has selected new vendors and ordered a wider variety of inventory which will arrive in the third quarter of 2011.  The Company expects a very strong fourth quarter due to improved holiday sales and a large number of international buyers buying real estate and needing to decorate these newly purchased homes. The Company expects the retail markets to improve by the fourth quarter of 2011.

Net loss from operations was approximately $35,000 for the six months ended June 30, 2011, as compared with a net income from operations of approximately $15,000 for the six months ended June 30, 2010. The Company expects the retail market to improve during 2011.

Capital Expenditures

Capital expenditures for the Company during the six months ended June 30, 2011 were approximately $110,000. The expenditures primarily consisted of machinery and equipment purchased in our Russian construction operations. Capital expenditures throughout 2011 will be made as needed but the Company does not expect the cash outflow will have a major impact on the Company's cash flow during 2011.

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

Management concluded in this evaluation that as of June 30, 2011, our disclosure controls and procedures were not effective due to the following material weaknesses. The books and records of the Company’s European subsidiaries are not kept on a GAAP basis, but are translated to statements on a GAAP basis by outside accounting personnel and firms. In addition, management of the Company’s European subsidiaries are not experienced in identifying relevant financial reporting issues and the proper accounting therefor on a GAAP basis. The Company’s international operations have outside accounting personnel in place with substantial knowledge of GAAP and international accounting standards, and these accounting personnel perform the function of the translation of the financial statements of the Company’s European subsidiaries to statements presented on a GAAP basis. Management concluded that the combination of the factors that the European subsidiaries’ financial statements are not kept on a GAAP basis and the lack of experience of their management in identifying relevant GAAP financial reporting issues and the proper accounting therefor constitute a weakness in the Company’s disclosure controls and procedures as of June 30, 2011.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of June 30, 2011, and for the two years then ended, fairly present in all material respects our financial condition and results of operations.

PART II—OTHER INFORMATION

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
May 27, 2011	100,000 shares of common stock.	Consultant	NA	$1.78 per share/NA
(1) The issuances to consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, Regulation S or Rule 701 promulgated by the SEC under the Securities Act.
.

ITEM 5.  OTHER INFORMATION.

SibTechService-N

On July 1, 2011, we signed an agreement to acquire SibTechService-N ("STS-N"), which was founded in 2006 and is located in Novosibirsk, Russia. STS-N currently performs general construction for commercial energy projects and municipality infrastructure such as roads and airport runways.  Pursuant to the acquisition agreement for STS-N, we agreed, subject to closing conditions, to issue 1,379,422 shares of our common stock to acquire this company. The main customers of STS-N include the government administrations of Novosibirsk and the surrounding cities. Commercial customers include the Tolmachevo Airport and TZK Aerofuels.

STS-N uses modern building materials and technologies based on proprietary technology.  These materials have unique thermal performance, and allow the building process to be efficient and cost-effective for both the customer and contractor.  TZK Aerofuels provides fuel supplies to 800 locations worldwide and provides jet fuels to more than 70 air carriers within the Russian Federation, such as Aeroflot, S7 Airlines, Vladivostok Avia, Tesis, Atlant-Soyuz, the Ministry of Emergency Situations, and the Ministry of Defense.

Miralab LLC

On July 6, 2011, we signed an agreement to acquire Miralab LLC, headquartered in Moscow, Russian Federation,  and subject to closing conditions in the acquisition agreement, agreed to issue 470,768 shares of our common stock to acquire this company. Miralab was founded in 2008 under the name Promium.ru and is a leading search engine optimization (SEO) company. Miralab provides SEO, contextual advertising and web analytics. Miralab was ranked one of the top 15 SEO companies in Russia by SeoNews.

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

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC.
(Registrant)

Date	By:	/s/ Richard Lloyd
Richard Lloyd,
Chief Executive Officer
Dated: August 24, 2011

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