Form 10-Q
period 2011-09-30
DIVERSIFIED GLOBAL HOLDINGS GROUP INC.
filed 2011-11-14
CIK 1451775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes        ☐ No

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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, was 99,328,730 as of November 11, 2011.

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES

-i-

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

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

    The results of operations for the nine and three months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$2,568,623	$2,256,021
Accounts receivable-net of allowance of $30,000 and $39,000, respectively	15,242,328	11,639,051
Notes receivable - related parties	13,660	24,333
Inventories	528,567	14,555,927
Other current assets	1,209,923	1,087,898

Total Current Assets	19,563,101	29,563,230

Property and equipment-net	186,463,717	187,034,900
Goodwill	9,109,253	9,109,253
Investments	9,542,400	-
Other assets	175,692	228,071

Total Assets	$224,854,163	$225,935,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$12,582	$12,877,335
Convertible notes payable - net of discount	74,690	-
Accounts payable and accrued expenses	7,319,279	3,229,971
Customer advances	543,127	336,263
Advances from related parties	426,965	439,671
Deferred revenue	-	45,871
Income taxes payable	1,652,607	1,070,576

Total Current Liabilities	10,029,250	17,999,687

Long-term Liabilities:
Long-term debt-less current portion above	483,256	5,029,593
Advances from related parties	-	36,783
Total Long-term Liabilities	483,256	5,066,376

Total Liabilities	10,512,506	23,066,063

Commitments & Contingencies	-	-

Stockholders' Equity:
Common Stock, $.001 par value; authorized 500,000,000 shares: 99,278,730 and 87,294,801 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	99,278	87,294
Additional paid-in capital	207,330,825	197,658,877
Retained earnings	6,734,991	4,680,761
Deposit on sale of preferred stock	243,900	-
Accumulated other comprehensive income	(67,337)	442,459

Total Stockholders' Equity	214,341,657	202,869,391

Total Liabilities and Stockholders' Equity	$224,854,163	$225,935,454

See notes to unaudited consolidated financial statements.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales:
Revenue (net of return and allowances)	$23,337,782	$5,385,504	$33,269,623	$8,280,713

Cost and expenses:
Cost of sales	20,431,602	3,989,448	27,390,455	5,901,702
General and administrative	804,805	605,729	2,306,737	1,341,639
	21,236,407	4,595,177	29,697,192	7,243,341

Income from operations	2,101,375	790,327	3,572,431	1,037,372

Other income (expense):
Other income	9,306	26,199	49,723	37,008
Interest expense	(333,710)	(144,817)	(822,368)	(156,035)
	(324,404)	(118,618)	(772,645)	(119,027)

Earnings before provision for income taxes	1,776,971	671,709	2,799,786	918,345

Provision for income taxes	434,998	130,963	745,556	181,232

Net earnings	$1,341,973	$540,746	$2,054,230	$737,113

Earnings per common share - basic and diluted	$0.01	$0.01	$0.02	$0.01

Weighted average number of common shares
outstanding - basic	99,278,730	89,681,295	93,329,161	92,326,384

See notes to unaudited consolidated financial statements.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
						Deposit on Sale
					Accumulated	of Warrant
	Common		Additional	Retained	Other	and
	Stock Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Preferred Stock	Comprehensive Income (Loss)	Total

Balance, January 1, 2010	93,638,511	$93,638	$1,716,579	$(97,668)	$(42,182)	$-		$1,670,367

Common shares returned to treasury	(39,000,000)	(39,000)	39,000

Issuance of common shares for acquisitions	32,630,159	32,630	195,748,325					195,780,955

Sale of common stock	26,131	26	131,573					131,599

Allocation of warrants in connection with sale of common stock			23,400					23,400

Foreign currency adjustment					484,641		$484,641	484,641

Net income				4,778,429			4,778,429	4,778,429

Comprehensive income							$5,263,070

Balance, December 31, 2010	87,294,801	87,294	197,658,877	4,680,761	442,459	-		202,869,391

Common stock issued for services	53,429	53	84,979					85,032

Sale of common stock	2,500	3	3,197					3,200

Acquisition of Banyan Development, LLC	11,928,000	11,928	9,530,472					9,542,400

Allocation of warrants in connection withsale of common stock			6,800					6,800

Beneficial conversion in connection with convertible debt			46,500					46,500

Deposit on sale of preferred stock						243,900		243,900

Foreign currency adjustment			-		(509,796)		$(509,796)	(509,796)

Net income				2,054,230			2,054,230	2,054,230

Comprehensive income							$1,544,434

Balance, September 30, 2011	99,278,730	$99,278	$207,330,825	$6,734,991	$(67,337)	$243,900		$214,341,657

See notes to unaudited consolidated financial statements.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$2,054,230	$737,113
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	680,319	109,635
Stock-based compensation	85,032	-
Amortization of discounted note	17,690	-
Changes in operating assets and liabilities	14,737,298	(7,418,417)

Net cash provided by (used in) operating activities	17,574,569	(6,571,669)

Cash flows from investing activities:
Advances on note receivable	29,181	(19,738)
Repayments on note receivable	-	-
Cash received in acquisition	-	2,617,209
Purchase of property and equipment	(110,683)	(326,972)

Net cash provided by (used in) investing activities	(81,502)	2,270,499

Cash flows from financing activities:
Payments on debt	(17,886,090)	(2,723,795)
Proceeds from loans	578,500	8,065,998
Proceeds from advances from related parties	32,782	46,899
Repayments to related parties	(82,271)	(24,758)
Proceeds from sale of common stock	10,000	107,699.00
Deposits on sale of preferred stock	243,900	-

Net cash provided by (used in) financing activities	(17,103,179)	5,472,043

Effect of exchange rate changes on cash	(77,286)	(6,722)

Net increase (decrease) in cash and cash equivalents	312,602	1,164,151

Cash and cash equivalents-beginning of period	2,256,021	320,345

Cash and cash equivalents-end of period	$2,568,623	$1,484,496

See notes to unaudited consolidated financial statements.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	For the Nine Months Ended
	September 30,
	2011	2010
Supplementary Information:
Cash paid during the year for:
Interest	$211,908	$14,262
Income taxes	$190,000	$54,000
Stock-based compensation	$85,032	$-

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	$(3,818,759)	$(3,068,654)
(Increase) decrease in inventory	14,027,360	(3,144,785)
(Increase) decrease in other current assets	(140,533)	35,696
(Increase) decrease in other assets	52,379	(24,427)
Increase (decrease) in accounts payable and accrued expenses	3,873,827	(1,025,580)
Increase (decrease) in customer advances	206,864	(310,344)
Increase (decrease) in deferred revenue	(45,871)	12,408
Increase in income tax payable	582,031	107,269

	$14,737,298	$(7,418,417)

See notes to unaudited consolidated financial statements.

DIVERSIFIED GLOBAL HOLDINGS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2011 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by Diversified Global Holdings Group, Inc. and Subsidiaries and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2010 were derived from audited financial statements.

Organization

Diversified Global Holdings Group, Inc. and Subsidiaries (formerly Royal Style Design, Inc.) (the “Company” or “DGH Group”) operates primarily in four industries in three geographical areas - the United States, Germany and Russia. The Company is engaged in construction activities in Russia, Germany and the United States and in the retail sale of high-end contemporary works of art and jewelry in the United States. The Company's U.S. operations also provide business consulting services to companies including temporary skilled-labor employment services to businesses worldwide. The Company is engaged in wholesale distribution of electronic components and in facility, infrastructure and general contracting construction activities in Russia. One of the Company's Russian construction subsidiaries, Kazanneftkhiminvest Ltd. ("KNHI"), owns 8.56 sq. miles of land in Kazan, Russia, which is planned to be used for future development projects for commercial and residential use.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the nine months ended September 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. Potential common shares include outstanding common stock purchase warrants and convertible notes convertible into common stock. For the nine months ended September 30, 2011 and 2010, there were -0- and -0- potential common shares outstanding, respectively.

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

The following unaudited pro forma summary of results of operations assume KNHI, Technostroy and Xerxis had been acquired as of January 1, 2010:
Nine Months Ended
September 30, 2010
Net revenue	$18,364,245
Net earnings	1,911,018
Earnings per share - diluted	0.02

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

    Level 1 - Observable inputs such as quoted market prices in active markets

    Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

    Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

		Assets at Fair Value Using

September 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$2,568,623	$2,568,623	$-	$-
Investments	9,542,400	-	-	9,542,400
	$12,111,023	$2,568,623	$-	$9,542,400
December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$2,256,021	$2,256,021	$-	$-

There were no financial assets accounted for at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2011.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or at various dates and in the case of goodwill, on at least an annual basis. As of September 30, 2011, there was no impairment to goodwill. The Company's interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date. There were no triggering events that occurred during the nine months ended September 30, 2011 that would warrant interim impairment testing.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition. Effective January 1, 2009, acquisition related costs will be recognized separately from the acquisition in accordance with ASC 805, "Business Combinations".

The changes in the carrying value of goodwill for the nine months ended September 30, 2011 is as follows:

Total

Balance, December 31, 2010	$9,109,253

Adjustments	-

Balance, September 30, 2011	$9,109,253

6.  PROPERTY AND EQUIPMENT

Property, plant and equipment consist of furniture and equipment used in the ordinary course of business and are recorded at cost less accumulated depreciation.
	September 30,	December 31,
	2011	2010

Machinery & equipment	$1,307,591	$1,284,550
Vehicles	1,100,853	1,014,758
Buildings and building improvements	1,275,657	1,275,657
Land	184,013,337	184,013,337
	187,697,438	187,588,302
Less: accumulated depreciation	1,233,721	553,402
	$186,463,717	$187,034,900

The land was contributed by the previous owner of KNHI in June 2010. The fair value of the property as of the date of the contributions was approximately $184 million. The land is recorded at cost and was determined by management based upon appraisal value at the acquisition date as determined by an independent appraiser and a separate projection of the present value of future cash flows by management. No impairment existed as of September 30, 2011.

During the year ended December 31, 2010, the Company's Chairman of the Board and its Chief Executive Officer contributed furniture and fixtures to its present headquarters in Orlando, Florida in the amount of approximately $170,000. See Note Related Party Transactions, for further details.

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $680,319 and $109,635, respectively.

7.  NOTES RECEIVABLE - RELATED PARTIES

In connection with the acquisition of Kuhn, the Company has a receivable from a shareholder as of September 30, 2011 and December 31, 2010 in the amount of $120,422 and $149,603, respectively. Under the terms of the note, the note bears interest at 5% per annum and the shareholder is required to make monthly payments in the amount of approximately $2,400 per month commencing January 1, 2011. The note is due on December 31, 2017. During the nine months ended September 30, 2011, the Company received payments of $29,181. The long-term balance of approximately $107,000 at September 30, 2011 and $125,000 at December 31, 2010, respectively, is included in other assets in the Company's consolidated balance sheet. Interest income for the nine months ended September 30, 2011 and 2010 was $2,140 and $2,370, respectively.

8.  INVENTORIES

As of September 30, 2011 and December 31, 2010, inventory consists of the following:

	September 30,	December 31,
	2011	2010
Finished goods	$249,913	$281,199
Work in progress	19,716	91,984
Raw materials	120,259	2,863,573
Advance deposits	138,769	11,319,171
	$528,657	$14,555,927

The Company prepays various suppliers for inventory. The deposits paid in advance are included as a component of the Company's inventory.

9.  OTHER CURRENT ASSETS

Other current assets in the amount of $1,209,923 and $1,087,898 at September 30, 2011 and December 31, 2010, respectively, consists primarily of short-term loans given to third parties. Most of these third parties are subcontractors who are providing services for the Company for their foreign subsidiaries. The loans are all due within 12 months and are interest-free.

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
September 30, 2011
Assets	$2,721,800

Liabilities	$3,011,151
Members' deficiency	(289,351)
Total Liabilities and Members' Deficiency	$2,721,800

For the period May 16, 2011 through September 30, 2011, the Company recorded a break-even from operations.  Losses are limited to the Company's investment in Banyan as the Company has no obligation to fund additional investments.  The balance of the Company's investment in Banyan at September 30, 2011 is as follows:

Balance - May 16, 2011	$-

Investment in Banyan	9,542,400

Earnings (loss) for the periodMay 16, 2011 through September 30, 2011	-

Balance - September 30, 2011	$9,542,400

11.  DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
Mortgage payable, interest @ 10% per annum, monthly interest only payment of $1,138, due December 2012, collaterized by a building. The mortgage was paid in full April 2011.	$-	$162,217

Mortgage payable, interest @ 12% per annum payable monthly, due April 2016, collateralized by a building and parent company corporate guarantee.	475,000	-

Automobile loans, interest @ 0-5.9% per annum, monthly payments of $2,028 due December 2013	11,714	29,744

Loan payable, interest @ 15% per annum, due November 2011, collateralized by inventory of the Company's Fregat subsidiary	9,124	9,844

Note payable to Investment and Consulting Ltd, interest free, due May 2020 (1)	-	918,729

Note payable to Ak Bars Metall, interest free, due December 2011 (1)	-	3,609,291

Note payble to Ak Bars Development, interest @ 10.1% per annum, due October 2012 (1)	-	3,937,408

Notes payable to Ak Bars Development, interest @ Bank of Russia rate plus 1% (3.2% at June 30, 2011) - 10.1%, due December 31, 2011 (1)	-	9,174,887

Note payable to Belochay combinat, interest @ 12% per annum due September 30, 2011 (1)	-	64,808
	495,838	17,906,928
Less current portion	12,582	12,877,335
	$483,256	$5,029,593
(1) The loans were repaid in September 2011.

The following table shows the maturities by year of the total amount of long-term debt as of September 30, 2011:

Year Ending December 31,
2011	$11,624
2012	6,746
2013	2,468
2014	-
2015	-
thereafter	475,000
$495,838

Interest expense on long-term debt for the nine months ended September 30, 2011 and 2010 was $813,293 and $178,301, respectively.

12.  CONVERTIBLE NOTES PAYABLE

On June 17, 2011, the Company sold an 8% convertible promissory note ("Note") in the aggregate principal amount of $103,500.  The note is convertible into units of the Company's common stock at a conversion price of 61% of the average market price during the ten day period prior to the conversion date.  The note is convertible after 180 days from the date of issuance of the note through March 16, 2012 (the "Maturity Date").  As of September 30, 2011, the note was not convertible into any common shares.

The convertible debentures were issued in accordance with ASC 470-20-30, "Debt with Conversion and Other Options". The Company calculated the value of the beneficial conversion feature embedded in the convertible notes. When debt is issued which is convertible into common stock at a discount from the common market price at the date the debt is issued, a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion is recognized.  The beneficial conversion feature in the amount of $46,500 is presented at a discount to the related debt, with an offsetting amount increasing additional paid-in capital.  The beneficial conversion feature is amortized over the life of debt. For the nine months ended September 30, 2011, the Company recorded $17,690 of amortization expense on the discounted debenture.  For the nine months ended September 30, 2011, the Company recorded interest expense of $2,415.

Convertible debt as of September 30, 2011:

Notes payable	$103,500

Discount on notes payablenet of amortization	(28,810)
74,690
Less: Current portion	74,690
$-

13.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
	September 30,	December 31,
	2011	2010
Accounts payable	$2,976,343	$2,108,221
Professional fees	9,993	6,891
Salaries	199,856	63,429
Taxes payable	2,615,089	201,060
Warranty	17,485	17,041
Interest	1,298,434	687,974
Other	202,079	145,355
	$7,319,279	$3,229,971
14.  STOCKHOLDERS' EQUITY

Common Stock

In September, 2010, the shareholders of the Company voted to increase the authorized shares from 100,000,000 to 500,000,000 shares at $.001 par value, of which 99,278,730 shares are outstanding as of September 30, 2011.

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

During the nine months ended September 30, 2011, the Company sold 2,500 shares of its common stock and received proceeds of $10,000. In connection with the sale of the common shares, the proceeds included warrants to purchase 10,000 common shares at an exercise price of $7 per share. The Company allocated $6,800 to the fair value of the warrants using a Black Scholes valuation model.

For the nine months ended September 30, 2011 and 2010, the Company issued 53,429 and -0- shares and recorded compensation expense of $85,032 and $-0-, respectively.  As of September 30, 2011, approximately $12,000 of the compensation expense is included in other current assets.

Preferred Stock

The Company has 10 million authorized preferred shares of which none have been issued as of September 30, 2011.  During the nine months ended September 30, 2011, the Company received $243,900 as deposits on preferred stock in connection with a private placement by the Company.  The terms of the preferred stock will be set forth in a certificate of designation to be filed with the Secretary of State.

15.  WARRANTS

During 2011, the Company issued detachable warrants to purchase shares of the Company's common stock in connection with the sale of its common stock. The warrants are attached to the sale issuance and $6,800 has been allocated to the fair value of the warrants. The warrants are exercisable at $7.00 per share for a period of three years.

Information regarding the Company's warrants for the nine months ended September 30, 2011 is as follows:

		Weighted	Average Remaining	Aggregate
Warrants	Shares	Average Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2011	10,000	$7.00

Exercised	-	-

Granted	10,000	7.00

Cancelled	-	-

Outstanding at September 30, 2011	20,000	7.00	2.7 Years	$-

Exercisable at September 30, 2011	20,000	$7.00	2.7 Years	$-

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

17.  RELATED PARTY TRANSACTIONS

a)
The Chairman of the Board and the Chief Executive Officer of the Company advanced the Company $32,782 during the nine months ended September 30, 2011 and $148,167 during the year ended December 31, 2010. During the year ended December 31, 2010, the two executives contributed furniture and fixtures with a fair value of $170,242. The contributed property was recoded as an advance. The advances are interest free and are due on demand. No payments have been made against the advances and contributions and the amount due the related parties are $380,916 and $348,134 at September 30, 2011 and December 31, 2010, respectively.

b)
In connection with the contribution of a building to the Company by a shareholder, the Company is obligated to reimburse the shareholder for payments made by the shareholder in connection with the building. The note to the shareholder bears interest of 5% per annum and is due upon demand. During the nine months ended September 30, 2011, the Company repaid $70,704 to the shareholder. As of September 30, 2011 and December 31, 2010, the amount due the shareholder was $1,789 and $72,493, respectively. Interest expense for the nine months ended September 30, 2011 and 2010 was $3,411 and $2,931, respectively.

c)
During the year ended December 31, 2010, a subsidiary of the Company borrowed $33,361 from a shareholder of the Company. The loan bears interest of three percent (3%) per annum and the principal sum and all accrued interest is due January 2012. For the nine months ended September 30, 2011 and 2010, interest expense amounted to $3,249 and $-0-, respectively. As of September 30, 2011, the amount due the related party was $24,191.

d)	During the year ended December 31, 2010, a subsidiary of the Company borrowed $20,048 from a shareholder of the Company. The advance is interest free and due upon demand.

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

The following financial information relating to the Company's business segments:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net sales by geographic areas:
United States	$525,130	$855,389	$204,371	$343,688
Germany	3,601,416	2,864,563	1,153,103	416,250
Russia	29,143,077	4,560,761	21,980,308	4,625,566
	$33,269,623	$8,280,713	$23,337,782	$5,385,504
Net sales by industry segment:
Construction	$32,549,444	$7,304,455	$23,079,466	$5,098,196
Retail	112,272	126,316	21,656	17,837
Consulting	113,269	198,598	10,182	95,931
Electronic components	494,638	651,344	226,478	173,540
	$33,269,623	$8,280,713	$23,337,782	$5,385,504
Income (loss) from operations:
Construction	$4,314,178	$973,200	$2,328,108	$785,137
Retail	(49,348)	14,480	(14,515)	(955)
Consulting	(659,853)	15,965	(198,263)	21,441
Electronic components	(32,546)	33,727	(13,955)	(15,296)
	$3,572,431	$1,037,372	$2,101,375	$790,327

	September 30, 2011	December 31, 2010
Total Assets:
United States	$11,082,265	$1,497,455
Germany	1,504,600	$1,284,810
Russia	212,267,298	223,153,189
	$224,854,163	$225,935,454
Total Assets:
Construction	$222,249,054	$223,361,328
Retail	980,023	1,010,673
Consulting	527,339	397,244
Electronic components	1,097,747	1,166,209
	$224,854,163	$225,935,454

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

For the nine months ended September 30, 2011 and 2010, the Company issued 53,429 and -0- shares and recorded compensation expense of $85,032 and $-0-, respectively.  As of September 30, 2011, approximately $12,000 of the compensation expense is included in other current assets.

20.  COMMITMENTS AND CONTINGENCIES

Acquisitions

On July 1, 2011, the signed an agreement to acquire SibTechService-N ("STS-N"), which was founded in 2006 and is located in Novosibirsk, Russia, STS-N currently performs general construction for commercial energy projects and municipality infrastructure such as roads and airport runways.  Pursuant to the acquisition agreement for STS-N, the Company agreed, subject to closing conditions, to issue a maximum of 500,000 shares of common stock to acquire this company: 100,000 shares to be issued at closing, and an additional 400,000 shares to be issued on a quarterly basis during 2012, 100,000 shares to be issued for each quarter in which the net income of STS-N is $100,000 or greater.

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

21.  LEGAL PROCEEDINGS

On June 14, 2011, the Company entered into a marketing/promotions agreement with Stockest.  In the Company's opinion Stockvest did not appear to be performing its duties under the agreement, and on July 28, 2011, the Company terminated the agreement due to Stockvest's lack of performance.  On September 13, 2011, Stockvest initiated legal proceedings against the Company for breach of contract.  The Company is filing a motion to dismiss the complaint for failure to state a cause of action and intends to file a series of counterclaims for, at a minimum, breach of contract and fraud in the inducement.

22.  SUBSEQUENT EVENTS

1.	On October 31, 2011, the Company received loan proceeds of $103,500 from a third party. The loan matures on July 31, 2012.

2.
Effective November 14, 2011, the Company completed the transaction pursuant to which it received 12,100,000 shares from a director of the Company in connection with a separation agreement entered into by the Company in September 2011, and the director resigned from the Company's Board of Directors.  The director, the former owner of the Company's Kontakt LLC subsidiary, transferred (1) 11,000,000 shares of DGHG common stock as a contribution to the Company's capital for cancellation and (2) 1,100,000 shares of DGHG common stock in,  payment for the retransfer to him all of the limited liability company interests in Kontakt LLC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Diversified Global Holdings Group, Inc. (the “Company”, “DGH Group”, “DGHG”, “we” or “us”) was incorporated in the State of Florida on July 7, 2006, under the name Royal Style Design, Inc. Effective October 7, 2010, we reorganized the structure of the Company by forming a new holding company, Diversified Global Holdings Group, Inc. and transferring the construction operating assets of Royal Style Design, Inc. (the parent company of our group prior to the holding company restructure) into a separate new operating subsidiary. As a result of the holding company restructure, all of the Company’s operations are conducted by its operating subsidiaries. In our initial operations, we specialized in customized surface installation solutions for floors, walls and other parts of the home using wood, glass, stone and ceramic tile in custom designed homes throughout central Florida. Due to the acquisitions we have made within the past year, we are now engaged in custom construction activities in Germany, Russia and the United States and in the retail sale of high-end contemporary works of art and jewelry in the United States. Our U.S. operations also provide business consulting services to companies including temporary skilled-labor employment services to businesses worldwide. We are engaged in wholesale distribution of electronic components and in facility, infrastructure and general contracting construction activities in Russia. One of our Russian construction subsidiaries, Kazanneftekhiminvest Ltd., (“KNHI”) owns 8.56 sq. miles of land in Kazan, Russia, which is planned to be used for future development projects for commercial and residential use. Sales are predominantly in the United States, Russia and Germany.

Acquisitions

Effective November 20, 2009, we entered into a Share Exchange Agreement with the stockholders of Diversified Global Holdings, Inc., a Delaware corporation (“DGH”), providing for the acquisition by the Company of 100% of the outstanding shares of common stock of DGH. In connection with this Agreement, as of November 20, 2009, we issued 86,235,800 shares of our common stock to the stockholders of DGH. The issuance of these 86,235,800 shares effectively gave control of RSD to the DGH shareholders. DGH owned all of the outstanding shares or equity interests in three companies: Forms Gallery, Inc., located in Delray Beach, Florida (“Forms Gallery”); Wood Imagination, Inc., located in Orlando, Florida (“Wood Imagination”); and Kontakt LLC, a limited company formed under the laws of Russia (“Kontakt”) and its principal offices located at Kazan, Russia.

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

At closings held on August 5, 2010, we entered into three Exchange and Acquisition Agreements  for the acquisition of three companies: in exchange for the issuance of 32,260,000 shares of our common stock, 100% of the outstanding ownership interests in OOO PSO Kazanneftekhiminvest Ltd., a construction company located in Kazan, Russia; 100% of the outstanding ownership interests in Technostroy Ltd. (“Technostroy”), a construction and logistics company located in Kazan, Russia, in exchange for 344,944 shares of our common stock; and 100% of the outstanding ownership interests in Xerxis Consulting LLC (“Xerxis”), a temporary employment agency specializing in skilled labor, in exchange for 25,215 shares of our common stock. In order to permit these acquisitions to be accomplished, on August 5, 2010, three major shareholders of the Company contributed 39,000,000 shares owned by them to the capital of the Company. Following the acceptance of the 39,000,000 shares of common stock so reacquired by the Company as a contribution to capital by these stockholders, under the Florida Business Corporation Act, such shares constituted authorized but unissued shares of common stock of the Corporation. By reason of such contribution to capital, the outstanding shares of common stock of the Company were reduced from 93,638,511 shares to 54,638,511 shares. Following issuance of 32,630,459 shares of common stock in the acquisition of Xerxis, Technostroy, and KNHI, the Company had 87,268,670 shares of common stock outstanding.

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

Allowance for Doubtful Accounts

The principal accounting policy potentially subject to change as a result of our business operations is that relating to the treatment of our receivables and the related allowance for doubtful accounts that would be shown on our balance sheet. Our allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry and in the electronic component distribution industry in Europe, and the financial ability of our customers. The Company believes that no allowance for doubtful accounts is necessary at September 30, 2011 and December 31, 2010 for the U.S. construction subsidiaries. For other subsidiaries, allowances for doubtful accounts have been provided. In the future we will continue to evaluate provisions for allowances for doubtful accounts depending on the financial strength of the customers that owe us payments, as well as our estimate of economic conditions generally in the areas where we operate.

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

The Company determined no impairment existed as of September 30, 2011.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the nine months ended September 30, 2011, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on the financial statements.

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

Revenues

Revenues for the nine months ended September 30, 2011 were $33.3 million as compared to $8.3 million for the nine months ended September 30, 2010 representing an increase of approximately $25 million. The Company attributes the increase primarily to the acquisition of several additional companies in July 2010. The Company's Russian construction operations were responsible for most of the increase in revenues.

Cost of Sales

Cost of sales increased approximately $21.5 million from $5.9 million for the nine months ended September 30, 2010 to $27.4 million for the nine months ended September 30, 2011. The Company attributes the increase primarily to the acquisition of several additional construction companies in July 2010 and the related revenue increases.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.9 million to $2.3 million for the nine months ended September 30, 2011 as compared to $1.4 million for the nine months ended September 30, 2010. The Company attributes the increase primarily to an increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission and as a result of the acquisition of several additional companies in July 2010 offset, in part, by lower operating expenses.

Other Income

Other income increased to $49,723 for the nine months ended September 30, 2011 compared to $37,008 for the nine months ended September 30, 2010. The Company attributes the increase primarily to interest earned on excess funds and outside income earned by one of the Company's German subsidiaries.

Interest Expense

Interest expense increased to $822,368 for the nine months ended September 30, 2011 compared to $156,035 for the nine months ended September 30, 2010. The Company attributes the increase primarily to funds borrowed in the Company's Russian construction operations in connection with the 200,000 sq. ft. spa currently being constructed in Kazan, Russia.

Net Earnings

Net Earnings for the nine months ended September 30, 2011, increased approximately $1.3 to $2.0 as compared with a net earnings of $0.7 for the nine months ended September 30, 2010. The Company attributes the net earnings in 2011 primarily to the acquisition of several additional companies in July 2010. The Company's Russian construction operations contributed the majority of the net earnings in 2011.

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

Revenues

Revenues for the three months ended September 30, 2011 were $23.3 million as compared to $5.4 million for the three months ended September 30, 2010 representing an increase of approximately $17.9 million. The Company attributes the increase primarily to the acquisition of several additional companies in July 2010. The Company's Russian construction operations were responsible for most of the increase in revenues.

Cost of Sales

Cost of sales increased approximately $16.4 million from $4.0 million for the three months ended September 30, 2010 to $20.4 million for the three months ended September 30, 2011. The Company attributes the increase primarily to the acquisition of several additional construction companies in July 2010 and the related revenue increases.

General and Administrative Expenses

General and administrative expenses increased approximately $199,000 to $804,805 for the three months ended September 30, 2011 as compared to $605,729 for the three months ended September 30, 2010. The Company attributes the increase primarily to an increase in legal and accounting expenses involved with the filings with the Securities and Exchange Commission and as a result of the acquisition of several additional companies in July 2010 offset, in part, by lower operating expenses.

Other Income

Other income decreased to $9,306 for the three months ended September 30, 2011 compared to $26,199 for the three months ended September 30, 2010. The Company attributes the decrease primarily to a decrease in both interest income and outside income earned by one of the Company’s German subsidiaries.

Interest Expense

Interest expense increased to $333,710 for the three months ended September 30, 2011 compared to $144,817 for the three months ended September 30, 2010. The Company attributes the increase primarily to funds borrowed in the Company's Russian construction operations in connection with the 200,000 sq. ft. sports and spa complex currently being constructed in Kazan, Russia.

Net Earnings

Net earnings for the three months ended September 30, 2011, increased approximately $801,000 to $1,341,973 as compared with a net earnings of $540,746 for the three months ended September 30, 2010. The Company attributes the net earnings increase in 2011 primarily to the acquisition of several additional companies in July 2010. The Company's Russian construction operations contributed the majority of the net earnings in 2011.

Liquidity and Capital Resources

As of September 30, 2011, the Company had a working capital surplus of approximately $9.5 million and stockholders' equity of approximately $214.3 million. The Company finances its activities presently through operations, related party loans and loans from third parties.

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

The Company has written related party loan agreements with the Company's Chief Executive Officer and Chairman of the Board.  The loans are interest free and due on demand. As of September 30, 2011, the amount due related parties is approximately $383,000.

In January 2011, a mortgage secured by a building owned by one the Company’s subsidiaries was modified and the principal balance of $162,217 and outstanding accrued interest of $32,875 were converted to a mortgage agreement in the amount of $195,041. In April 2011, the mortgage secured by a building owned by one the Company’s subsidiaries was refinanced and the remaining mortgage agreement in the amount of $195,041 (plus outstanding taxes) was paid off. The new mortgage amount is $475,000 and bears interest at 12% per annum, payable monthly in the amount of $4,750 until May 1, 2016 when the full principal and any remaining interest shall be due.

Cash and cash equivalents increased approximately $312,602 during the nine months ended September 30, 2011. The increase is primarily attributable to cash provided by operating activities of approximately $17.6 million offset, in part, by cash used in financing activities of approximately $17.1 million, principally the payment of long-term debt.

Accounts receivable increased by approximately $3.8 million to approximately $15.2 million during the nine months ended September 30, 2011 primarily due to the increase in revenue from the Company's Russian construction operations. Inventories decreased by approximately $14.0 million to approximately $528,567   during the nine months ended September 30, 2011 primarily due to the completion of construction of the Company's sports and spa complex construction project. Accounts payable and accrued expenses increased by approximately $3.9 million during the nine months ended September 30, 2011 primarily due to costs incurred at the Company's sports and spa complex project. Substantially all of these accounts payable are expected to be paid in full upon completion of the spa project during the fourth quarter of 2011. Customer advances increased by approximately $206,864 during the nine months ended September 30, 2011 to approximately $543,127 primarily due to an increase in activity during the period. Long-term debt decreased approximately $17.9 million to $0.5 million primarily due to funds received from the sports and spa project to payoff the debt.

Property and equipment decreased by approximately $571,183 from December 31, 2010, primarily reflecting acquisitions of equipment of approximately $111,000  offset by depreciation expense of approximately $680,000.

Trend Analysis by Industry Segment

Construction

Sales and capital expenditures increases for the nine months ended September 30, 2011 reflect the acquisitions of Technostroy and KNHI.

Net sales for the nine months ended September 30, 2011 were $$32.6 million as compared to $7.3 for the nine months ended September 30, 2010 representing an increase of approximately $25.3 million, principally a result of the acquisitions of Technostroy and KNHI. The Company also attributes the increase to an upturn in the U.S. housing and European markets during 2011 and the operations of the Company's Russian operations.

Net income from operations increased to $4.3 as compared to $973,000 for the nine months ended September 30, 2010. The Company attributes the increase in income from operations primarily to the earnings from the Company's Russian construction operations acquired during July 2010.

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

The residential conditions have improved in some international markets during the latter part of 2010 and into 2011, and the home construction operations in Europe have started to become profitable. The Company expects conditions will continue to improve and be favorable in 2012 and the Company’s construction segment to be more profitable.

Electronic Component Distribution

Net sales for the nine months ended September 30, 2011 were $494,638 as compared to $651,344 for the nine months ended September 30, 2010 representing a decrease of approximately $156,706. The Company attributes the decrease primarily to decreases in demand of electronic components during 2010 and 2011. The Company expects revenues to remain stable for the remainder of 2011.

Net loss from operations for the nine months ended September 30, 2011 was approximately $33,000 as compared to income from operations of approximately $ 33,000 for the nine months ended September 30, 2010 representing a decrease of approximately $66,000. The decrease in income from operations in 2011 was attributable to a decrease in demand for electronic components in Russia during the first and second quarter of 2011. The Company expects the electronic components subsidiaries in Russia to return to profitability in the latter part of 2011.

Consulting

Net sales for the nine months ended September 30, 2011 were approximately $113,269 as compared to approximately $198,598 for the nine months ended September 30, 2010. A large contract was signed in 2011 for Xerxis, which increased Xerxis’ overall territory, and the results of which started to be reflected in the second quarter. Liberalization of EU labor legislation involving removal of restrictions on right to work in other EU countries was also effective April 30, 2011, which will facilitate the movement of labor. These two factors should also generate advertising cost reductions for Xerxis.

Net loss from operations was approximately $660,000 for the nine months ended September 30, 2011, as compared to net income from operations of approximately      $16,000 for the nine months ended September 30, 2010. The loss from operations in 2011 is primarily attributable to an increase in overhead expenses. The Company expects 2011 consulting income to increase from prior nine months levels but the Company may also experience increases in overhead levels.

Retail

Net sales for the nine months ended September 30, 2011 were approximately $112,000 as compared to $126,000 for the nine months ended September 30, 2010 representing an approximate $14,000 decrease. The Company attributes the decrease primarily to the lack of new inventory and an overall weak retail market.  The Company has selected new vendors and ordered a wider variety of inventory which will arrive in the third quarter of 2011.  The Company expects a very strong fourth quarter due to improved holiday sales and a large number of international buyers buying real estate and needing to decorate these newly purchased homes. The Company expects the retail markets to improve by the fourth quarter of 2011.

Net loss from operations was approximately $49,000 for the nine months ended September 30, 2011, as compared with a net income from operations of approximately $14,000 for the nine months ended September 30, 2010. The Company expects the retail market to improve during 2011.

Capital Expenditures

Capital expenditures for the Company during the nine months ended September 30, 2011 were approximately $110,000. The expenditures primarily consisted of machinery and equipment purchased in our Russian construction operations. Capital expenditures throughout 2011 will be made as needed but the Company does not expect the cash outflow will have a major impact on the Company's cash flow during 2011.

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

Management concluded in this evaluation that as of September 30, 2011, our disclosure controls and procedures were not effective due to the following material weaknesses. The books and records of the Company’s European subsidiaries are not kept on a GAAP basis, but are translated to statements on a GAAP basis by outside accounting personnel and firms. In addition, management of the Company’s European subsidiaries are not experienced in identifying relevant financial reporting issues and the proper accounting therefor on a GAAP basis. The Company’s international operations have outside accounting personnel in place with substantial knowledge of GAAP and international accounting standards, and these accounting personnel perform the function of the translation of the financial statements of the Company’s European subsidiaries to statements presented on a GAAP basis. Management concluded that the combination of the factors that the European subsidiaries’ financial statements are not kept on a GAAP basis and the lack of experience of their management in identifying relevant GAAP financial reporting issues and the proper accounting therefor constitute a weakness in the Company’s disclosure controls and procedures as of September 30, 2011.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of September 30, 2011, and for the two years then ended, fairly present in all material respects our financial condition and results of operations.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM I.  LEGAL PROCEEDING.

On  June 14, 2011, the Company entered into a marketing/promotions agreement with Stockvest.  In the Company’s opinion Stockvest did not appear to be performing its duties under the agreement, and on July 28, 2011, the Company terminated the agreement due to StockVest’s lack of performance.  On September 13, 2011, Stockvest initiated legal proceedings against the Company for breach of contract.  The Company is filing a motion to dismiss the complaint for failure to state a cause of action and intends to file a series of counterclaims for, at a minimum, breach of contract and fraud in the inducement.

ITEM 5.  OTHER INFORMATION.

On July 1, 2011, the signed an agreement to acquire SibTechService-N ("STS-N"), which was founded in 2006 and is located in Novosibirsk, Russia, STS-N currently performs general construction for commercial energy projects and municipality infrastructure such as roads and airport runways.  Pursuant to the acquisition agreement for STS-N, the Company agreed, subject to closing conditions, to issue a maximum of 500,000 shares of common stock to acquire this company: 100,000 shares to be issued at closing, and an additional 400,000 shares to be issued on a quarterly basis during 2012, 100,000 shares to be issued for each quarter in which the net income of STS-N is $100,000 or greater.

On July 6, 2011, the Company signed an agreement to acquire Miralab LLC and, subject to closing conditions in the acquisition agreement, agreed to issue 470,768 shares of common stock to acquire this company.  Miralab was founded in 2008 under the name Promium.ru and is a leading search engine optimization (SEO) company headquartered in Moscow.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extention Schema*
101.CAL	XBRL Taxonomy Extention Calculation Linkbase*
101.DEF	XBRL Taxonomy Extention Definition Linkbase*
101.LAB	XBRL Taxonomy Extention Label Linkbase*
101.PRE	XBRL Taxonomy Extention Presentation Linkbase*

*  The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED GLOBAL HOLDINGS GROUP, INC.

	By:	/s/ Richard Lloyd,
Richard Lloyd
Chief Executive Officer
Dated: November 14, 2011